Form 10QSB
period 1996-03-31
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1997-11-07
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

                         Commission File Number 33-95758

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                       65-0544042
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

950 North Federal Highway, Suite 219 Pompano Beach, Florida          33062
-----------------------------------------------------------        ---------
       (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: 954-783-2004

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes XX   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                76,000 shares of outstanding as of March 31, 1996

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                                      INDEX

Part I          FINANCIAL INFORMATION                                       Page
                                                                            ----
        Item 1  Financial Statements

                Balance Sheets as of March 31, 1996
                    (Unaudited) and December 31, 1995........................

                Statements of Operations for the three months ended March
                    31, 1996 and for the period from January 4, 1995 (inception) through March 31, 1995
                    (Unaudited).......................

                Statements of Cash Flows for the three months ended March
                    31, 1996 and for the period from January 4, 1995 (inception) through March 31, 1995
                    (Unaudited)......................

                Notes to Financial Statements (Unaudited)....................

        Item 2  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................

Part II         OTHER INFORMATION

        Item 6  Exhibits Index ..............................................

        Signatures...........................................................

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q contains forward-looking statements including, without limitation, statements relating to development activities of the Company within the meaning of Section 27A of the Securities Act of 1933 an Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of Apartment Communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate conditions, construction delays due to unavailability of materials, weather conditions or other delays.

Overview

      The following discussion should be read in conjunction with the Financial Statements of the Company and the Notes thereto appearing elsewhere herein.

      As of March 31, 1996, there were 76,000 shares outstanding of which 64,000 or 84.6% were owned by the investors and 12,500 or 16.4% were owned by other stockholders (including certain officers and directors of the Company).

Historical Results of Operations

      The Company entered into an agreement on April 18, 1995 to purchase the Northwood Terrace Apartments in Oakland Park, Florida. The original purchase price was $3,350,000 and was subsequently amended to $3,400,000 with a closing of May 15, 1996. The Company had paid $75,000 in deposits under the agreement.

      Results of Operations for the Three Months Ended March 31, 1996 and for the period from January 4, 1995 (inception) through March 31, 1995

      For the three months ended March 31, 1996 the Company had a net loss of $318,421 compared to a net loss of $48,823 for the period ended March 31, 1995.

      For the three months ended March 31, 1996, interest income decreased to $600 compared to $1,144 for the period ending March 31, 1995. The decrease in interest income is due to a reduction in cash in interest bearing accounts as a result of cash flow needs.

      Interest expense increased for the three months ended March 31, 1996 compared to the period ended March 31, 1995, primarily due to increase in loans from related parties.

      Selling general and administrative expenses were $309,521 for the three months ended March 31, 1997 compared to $41,557 for the period ended March 31, 1995. The increase is primarily due to the write-off of Deferred Offering Costs as a result of the Company's unsuccessful public offering.

Liquidity and Capital Resources

      The Company's outstanding indebtedness at March 31, 1996 totaled $541,124.

      At March 31, 1996, the Company had a working capital deficit of $528,447 as compared to working capital deficit of $520,223 at December 31, 1995. The decrease in the working capital deficit was primarily attributable to a decrease in accounts payable and a write off of prepaid expenses.

      Net cash used in operating activities was $67,864 for the three months ended March 31, 1996 as compared to cash used in operating activities of $118,811 for the three months ended March 31, 1995. The decrease in cash used in operating activities is primarily attributable to a decrease in other assets as a result of the write off of deferred offering expenses.

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1995 which has resulted in a deterioration in the Company's financial position.

      The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon commencement of successful operations of the Company, which in turn is dependent upon the Company's ability to finance its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liability amounts which might result from the above uncertainties.

      The Company has and will continue to take a number of steps to reduce its operating losses. The Company will continue to increase its efforts in marketing their initial public offering of the Company's shares to raise funds. Management believes that as a result of the action stated above, the Company can continue in existence for the next twelve months; however, there is no assurance that such action will be consummated or will eliminate the Company's need for additional capital.

PART II. OTHER INFORMATION

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INVESTMENT INCOME PROPERTIES OF
                                            AMERICA, INC.


_________________________                   By: /s/ Fredric B. Layne
(Date)                                         --------------------------------
                                                 Fredric B. Layne
                                                 President and CEO

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Period from
                                                              January 4, 1995
                                        Three Months Ended  (inception) through
                                          March 31, 1996      March 31, 1995
                                          --------------      --------------

Revenue
     Interest Income                         $     600            $  1,144

Expenses
     Selling, general and administrative       309,521              42,701
                                             ---------            --------

     Loss from operations                     (308,921)            (41,557)

Interest expense                                 9,500               7,266
                                             ---------            --------

     Loss before income taxes                 (318,421)            (48,823)

Income taxes                                        --                  --
                                             ---------            --------

     Net loss                                $(318,421)           $(48,823)
                                             =========            ========

Weighted average shares outstanding             76,000              68,000
                                             ---------            --------

Net loss per share                           $   (4.19)           $   (.72)
                                             =========            ========

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                    For the Three Months Ended March 31, 1996

                                                                            For the period
                                                                            from January 4,
                                                                            1995 (inception)
                                                        Three Months Ended      through
                                                          March 31, 1996     March 31, 1995
                                                          --------------     --------------

Cash flows from operating activities:
      Net loss                                              $(318,421)        $ (48,823)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation expense                                     270               106
         Amortization expense                                   1,029                --
      Changes in operating assets and liabilities
         Decrease in prepaid expenses                          13,017                --
         Decrease in other assets                             308,898                --
         Decrease (increase) in accounts payable
            and accrued expenses                              (72,657)          (86,475)
                                                            ---------         ---------

         Net cash used in operating activities                (67,864)         (118,811)

Cash flows used in investing activities:
      Purchase of equipment                                        --            (2,112)
                                                            ---------         ---------

         Net cash used in investing activities                     --            (2,112)
                                                            ---------         ---------

Cash flows from financing activities:
      Proceeds from notes payable to related parties               --           425,000
                                                            ---------         ---------

         Net cash provided by financing activities                 --           425,000
                                                            ---------         ---------

Net (decrease) increase in cash and cash equivalents          (67,864)          304,077

Cash and cash equivalents at beginning of period               80,541                --
                                                            ---------         ---------

Cash and cash equivalents at end of period                  $  12,677         $ 304,077
                                                            =========         =========

Supplemental information:
      Cash paid during the year for:
         Interest                                           $      --         $      --
                                                            =========         =========

         Income taxes                                       $      --         $      --
                                                            =========         =========

                  Investment Income Properties of America, Inc.

                                 BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS

                                                   March 31, 1996  Dec. 31, 1995
                                                   --------------  -------------

Cash and cash equivalents                             $  12,677     $  80,541

Prepaid expenses                                             --        13,017

Property and equipment, net                               4,705         4,976

Other assets
        Deposit                                              --        75,000
        Deferred offering costs                              --       233,898
        Deferred loan costs                           $   7,202     $   8,230
                                                      ---------     ---------

        Total assets                                  $  24,584     $ 415,662
                                                      =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expense                  $  66,124     $ 138,781

Notes payable to related parties                        475,000       475,000
                                                      ---------     ---------

        Total liabilities                               541,124       613,781

Commitments and contingencies                                --            --

Stockholders' equity
        Common stock - $.001 par value,
         100,000,000 shares authorized, issued
         and outstanding; 76,000 shares
         at March 31, 1996 and December 31, 1995             --            --
Accumulated deficit                                    (516,540)     (198,119)
                                                      ---------     ---------

        Total stockholders' equity                     (516,540)     (198,119)
                                                      ---------     ---------

        Total liabilities and stockholders' equity    $  24,584     $ 415,662
                                                      =========     =========

                  Investment Income Properties of America, Inc.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

      The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. NOTE B - FORMATION AND OPERATIONS OF THE COMPANY

      Investment Income Properties of America, Inc. (the "Company"), is a Delaware corporation which intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company has a limited operating history. The Company has been formed to invest primarily in existing residential properties in South Florida. The Company intends to seek properties which hold potential for appreciation, including properties which may be suitable for future conversion into condominium units.