Form 10QSB
period 1996-06-30
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1997-11-07
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

                         Commission File Number 33-95758

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its Charter)

             Delaware                                  65-0544042
             --------                                  ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

950 North Federal Highway, Suite 219 Pompano Beach, Florida         33062
-------------------------------------------------------------  ----------------
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 954-783-2004


_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

                76,000 shares of outstanding as of June 30, 1996

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                                      INDEX

Part I            FINANCIAL INFORMATION                                Page
                                                                       ----
        Item 1    Financial Statements

                  Balance Sheets as of June 30, 1996
                     (Unaudited) and December 31, 1995...............

                  Statements of Operations for the three
                     months and six months ended June 30, 1996
                     and 1995 (Unaudited)............................

                  Statements of Cash Flows for the six months ended
                     June 30, 1996 and 1995 (Unaudited)..............

                  Notes to Financial Statements (unaudited)..........

        Item 2    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............

Part II           OTHER INFORMATION

        Item 6    Exhibits Index.....................................

        Signatures...................................................

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

        As of June 30, 1996, there were 76,525 shares outstanding of which 64,000 or 84.6% were owned by the investors and 12,525 or 16.4% were owned by other stockholders (including certain officers and directors of the Company).

Historical Results of Operations

        The Company entered into an agreement on April 18, 1995 to purchase the Northwood Terrace Apartments in Oakland Park, Florida. The original purchase price was $3,350,000 and was subsequently amended to $3,400,000 with a closing of May 15, 1996. The Company had paid $75,000 in deposits under the agreement. Subsequent to May 15, 1996, the contract was terminated because the Company was not able to raise the necessary fund to purchase the Northwood Apartments. The $75,000 deposit was retained by the seller and expensed by the Company.

        Results of Operations for the Six Months Ended June 30, 1996 and 1995

        For the six months ended June 30, 1996, the Company had a net loss of $373,433 compared to a net loss of $99,539 for the same period ended June 30, 1995.

        For the six months ended June 30, 1996, interest income decreased to $626 compared to $1,631 for the six month ending June 30, 1995. The decrease in interest income is due to a reduction in cash in interest bearing accounts as a result of cash flow needs.

        Interest expense increased $3,825 to $19,567 for the six months ended June 30, 1996 compared to $15,742 for the same period in 1995, primarily due to increase in loans from related parties.

        Selling, general and administrative expenses were $354,492 for the six months ended June 30, 1996 compared to $85,428 for the six months ended June 30, 1995. The increase is primarily due to the write-off of deferred offering costs as a result of the Company's unsuccessful public offering.

Results of Operations for the Three Months Ended June 30, 1996 and 1995

        For the three months ended June 30, 1996 the Company had a net loss of $55,012 compared to a net loss of $50,716 for the same period in 1995.

        For the three months ended June 30, 1996, interest income decreased $461 to $26 compared to $487 for the three months ending June 30, 1995. The increase in interest income is due to a reduction in cash in interest bearing accounts as a result of cash flow needs.

        Interest expense increased $1,591 to $10,067 for the three months ended June 30, 1996 compared to $8,476 for the period ended June 30, 1995, primarily due to increase in loans from related parties.

        Selling general and administrative expenses were $44,971 for the three months ended June 30, 1996 compared to $42,727 for the three months ended June 30, 1995.

Liquidity and Capital Resources

        The Company's outstanding indebtedness at June 30, 1996 totaled
$601,003.

        At June 30, 1996, the Company had a working capital deficit of $587,421 as compared to working capital deficit of $520,223 at December 31, 1995. The decrease in the working capital deficit was primarily attributable to a reduction in accounts payable and the write off of prepaid expenses.

        Net cash used in operating activities was $107,955 for the six months ended June 30, 1996 as compared to cash used in operating activities of $264,309 for the six months ended June 30, 1995. The decrease in cash used in operating activities is primarily attributable to a decrease in other assets as a result of the write off of deferred offering costs and deposits. Net cash used in investing activities was $6,504 for the six months ended June 30, 1996, as compared to cash used in investing activities of $2,112 for the six months ended June 30, 1995. The increase in cash used in investing activities for the six months ended June 30, 1996 was attributable primarily to the purchase of equipment. Net cash provided by financing activities was $47,500 for the six months ended June 30, 1996 as compared to net cash provided by financing activities for the six months ended June 30, 1995 of $475,000. The decrease in cash provided by financing activities is primarily attributable to a reduction of funds provided by related parties.

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

                                    INVESTMENT INCOME PROPERTIES OF
                                     AMERICA, INC.


_11/5/97                            By:  /s/ Fredric B. Layne
(Date)                                   -----------------------------
                                           Fredric B. Layne
                                           President and CEO

                 Investment Income Properties of America, Inc.

                                BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                 June, 30, 1996  Dec. 31, 1995
                                                 --------------  -------------

Cash and cash equivalents                           $  13,582      $  80,541

Prepaid expenses                                           --         13,017

Property and equipment, net                            10,762          4,976

Other assets
      Deposit                                              --         75,000
      Deferred offering costs                           4,184        233,898
      Deferred loan costs                               6,173          8,230
                                                    ---------      ---------

      Total assets                                  $  34,701      $ 415,662
                                                    =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expense                $  78,503      $ 138,781

Notes payable to related parties                      522,500        475,000
                                                    ---------      ---------

      Total liabilities                               601,003        613,781

Commitments and contingencies                              --             --

Stockholders' equity
      Common stock - $.001 par value, 100,000,000
       shares authorized; 76,525 and 76,000 shares
      at June 30, 1996 and December 31, 1995,
      respectively, issued and outstanding                  1             --
Additional paid-in capital                              5,249             --
Accumulated deficit                                  (571,552)      (198,119)
                                                    ---------      ---------

      Total stockholders' equity                     (566,302)      (198,119)
                                                    ---------      ---------
      Total liabilities and stockholders' equity    $  34,701      $ 415,662
                                                    =========      =========

                 Investment Income Properties of America, Inc.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Six Months Ended     Three Months Ended
                                                June 30               June 30
                                           1996        1995       1996       1995
                                           ----        ----       ----       ----
Revenue
   Interest Income                      $     626   $   1,631   $     26   $     487

Expenses
   Selling, general and administrative    354,492      85,428     44,971      42,727
                                        ---------   ---------   --------   ---------

      Loss from operations               (353,866)    (83,797)   (44,945)    (42,240)

Interest expense                           19,567      15,742     10,067       8,476
                                        ---------   ---------   --------   ---------

      Loss before income taxes           (373,433)    (99,539)   (55,012)    (50,716)

Income taxes                                   --          --         --          --
                                        ---------   ---------   --------   ---------

      Net loss                          $(373,433)  $ (99,539)  $(55,012)  $ (50,716)
                                        =========   =========   ========   =========

Weighted average shares outstanding        76,667     154,450     77,333     154,450
                                        =========   =========   ========   =========

Net loss per share                      $   (4.87)  $    (.64)  $   (.71)  $    (.33)
                                        =========   =========   ========   =========

                 Investment Income Properties of America, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months Ended
                                                                  June 30
                                                                  -------
                                                             1996        1995
                                                             ----        ----

Cash flows from operating activities:
     Net loss                                             $(373,433)  $ (99,539)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation expense                                    718         212
        Amortization expense                                  2,057          --
     Stock issued in lieu of rent expense                     5,250          --

     Changes in operating assets and liabilities
        Decrease in prepaid expenses                         13,017     (34,475)
        Decrease in other assets                            304,715    (213,367)
        Decrease in accounts payable and accrued expenses   (60,279)    (82,860)
                                                          ---------   ---------

        Net cash used in operating activities              (107,955)   (264,309)

Cash flows used in investing activities:
     Purchase of equipment                                   (6,504)     (2,112)
                                                          ---------   ---------

        Net cash used in investing activities                (6,504)     (2,112)

Cash flows from financing activities:
     Proceeds from notes payable to related parties          47,500     475,000
                                                          ---------   ---------

        Net cash provided by financing activities            47,500     475,000
                                                          ---------   ---------

Net decrease in cash and cash equivalents                   (66,959)    208,579

Cash and cash equivalents at beginning of period             80,541     304,077
                                                          ---------   ---------

Cash and cash equivalents at end of period                $  13,582   $ 512,656
                                                          =========   =========

Supplemental information:
     Cash paid during the year for:
        Interest                                          $      --   $      --
                                                          =========   =========
        Income taxes                                      $      --   $      --
                                                          =========   =========

                 Investment Income Properties of America, Inc.

                    UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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