Form 10QSB
period 1996-09-30
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1997-11-07
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

                         Commission File Number 33-95758

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

            Delaware                                   65-0544042
            --------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

950 North Federal Highway, Suite 219 Pompano Beach, Florida           33062
---------------------------------------------------------------   --------------
        (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 954-783-2004

     _______________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  |XX|      No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              77,050 shares of outstanding as of September 30, 1996

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                                      INDEX

Part I            FINANCIAL INFORMATION                                   Page
                                                                          ----
        Item 1    Financial Statements

                  Balance Sheets as of September 30, 1996
                     (Unaudited) and December 31, 1995 ..............

                  Statements of Operations for the three
                     months and nine months ended September 30, 1996
                     and 1995 (Unaudited)............................

                  Statements of Cash Flows for the nine
                     months ended September 30, 1996 and 1995
                     (Unaudited).....................................

                  Notes to Financial Statements (Unaudited)..........

        Item 2    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............

Part II           OTHER INFORMATION

        Item 6    Exhibits Index ....................................

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

      As of September 30, 1996, there were 77,050 shares outstanding of the Operating Partnership, of which 64,000, or 83.1% were owned by the Investors and 13,050, or 16.2% were owned by other stockholders (including certain officers and directors of the Company).

Historical Results of Operations

      The Company entered into an agreement on April 18, 1995 to purchase the Northwood Terrace Apartments in Oakland Park, Florida. The original purchase price was $3,350,000 and was subsequently amended to $3,400,000 with a closing of May 15, 1996. The Company had paid $75,000 in deposits under the agreement. Subsequent to May 15, 1996, the contract was terminated because the Company was not able to raise the necessary funds to purchase the Northwood Apartments. The $75,000 deposit was retained by the seller and expensed by the Company.

      Results of Operations for the Nine Months Ended September 30, 1996 and
1995

      Net Loss. For the nine months ended September 30, 1996, the Company had a net loss of $428,840 compared to a loss of $144,218 for the same period in 1995.

      Interest income. Interest income decreased $1,961 to $707 for the nine months ended September 30, 1996 compared to $2,557 for the same period in 1995, primarily due to reduction in cash in interest bearing accounts as a result of cash flow needs.

      General and administrative expense. General and administrative costs were $398,864 for the nine months ended September 30, 1996, compared to $122,464 for same period in 1995. The increase is due to the write off of $233,898 in deferred offering costs.

      Interest expense. Increased $6,372 to $30,683 for the nine months ended September 30, 1996 compared to $24,311 for the same period in 1995, primarily due to increases in loans from related parties.

      Results of Operations for the Three Months Ended September 30, 1996 and
1995

      For the three months ended September 30, 1996 the Company had a net loss of $55,407 compared to a net loss of $44,679 for the three months ended September 30, 1995.

      For the three months ended September 30, 1996, interest income decreased $845 to $81 compared to $926 for the three months ending September 30, 1995. The decrease in interest income is due to a reduction in cash in interest bearing accounts as a result of cash flow needs.

      Interest expense increased $2,547 to $11,116 for the three months ended September 30, 1996 compared to $8,569 for the period ended September 30, 1995, primarily due to increase in loans from related parties.

      Selling general and administrative expenses were $44,372 for the three months ended September 30, 1996 compared to $37,036 for the three months ended September 30, 1995. The increase is primarily due to increases in professional fees.

Liquidity and Capital Resources

      The Company's outstanding indebtedness at September 30, 1996 totaled $654,239.

      At September 30, 1996, the Company had a working capital deficit of $631,568 as compared to working capital deficit of $520,223 at December 31, 1995. The increase in the working capital deficit was primarily attributable to an increase loans from related parties.

      Net cash used in operating activities was $148,866 for the nine months ended September 30, 1996 as compared to cash used in operating activities of $315,818 for the nine months ended September 30, 1995. The decrease in cash used in operating activities is primarily attributable to a decrease in other assets as a result of the write off of deferred offering costs. Net cash provided from investing activities was $6,504 for the nine months ended September 30, 1996, as compared to cash used in investing activities of $2,503 for the nine months ended September 30, 1995. The increase in cash used in investing activities for the nine months ended September 30, 1997 was attributable primarily to the purchase of equipment. Net cash provided by financing activities was $97,500 for the nine months ended September 30, 1996 as compared to net cash provided by financing activities for the nine months ended September 30, 1995 of $475,000. The decrease in cash provided by financing activities is primarily attributable to less funds provided by related parties.

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

However, the Company sustained a substantial loss from operations in 1996 which has resulted in a deterioration in the Company's financial position.

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

                                    INVESTMENT INCOME PROPERTIES OF
                                     AMERICA, INC.


                                    By: /s/ Fredric B. Layne
-------------------------              -------------------------------------
(Date)                                   Fredric B. Layne
                                         President and CEO

                  Investment Income Properties of America, Inc.

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Nine Months Ended      Three Months Ended
                                                September 30          September 30
                                             1996         1995      1996       1995
                                             ----         ----      ----       ----
Revenue
     Interest Income                      $     707   $   2,557   $     81   $    926

Expenses
     Selling, general and administrative    398,864     122,464     44,372     37,036
                                          ---------   ---------   --------   --------

     Loss from operations                  (398,157)   (119,907)   (44,291)   (36,110)

Interest expense                             30,683      24,311     11,116      8,569
                                          ---------   ---------   --------   --------

        Loss before income taxes           (428,840)   (144,218)   (55,407)   (44,679)

Income taxes                                   --          --         --         --
                                          ---------   ---------   --------   --------

        Net loss                          $(428,840)  $(144,218)  $(55,407)  $(44,679)
                                          =========   =========   ========   ========

Weighted average shares outstanding          79,555      76,000     85,333     76,000
                                          ---------   ---------   --------   --------

Net loss per share                        $   (5.39)  $   (1.90)  $   (.65)  $   (.59)
                                          =========   =========   ========   ========

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30
                                                           ------------
                                                        1996         1995
                                                        ----         ----
Cash flows from operating activities:
     Net loss                                        $(428,840)  $(144,218)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation expense                             1,515         318
        Amortization expense                             3,086        --
     Stock issued in lieu of rent expense               10,500        --

     Changes in operating assets and liabilities
        Decrease (increase) in prepaid expenses         13,017     (34,473)
        Decrease (increase) in other assets            308,898    (260,311)
        Increase (decrease) in accounts payable
           and accrued expenses                        (57,043)    122,866
                                                     ---------   ---------

        Net cash used in operating activities         (148,866)   (315,818)

Cash flows used in investing activities:
     Purchase of equipment                              (6,504)     (2,503)
                                                     ---------   ---------

        Net cash used in investing activities           (6,504)     (2,503)

Cash flows from financing activities:
     Proceeds from notes payable to related parties     97,500     475,000
                                                     ---------   ---------

        Net cash provided by financing activities       97,500     475,000
                                                     ---------   ---------

Net (decrease) increase in cash and cash equivalents   (57,870)    156,679


Cash and cash equivalents at beginning of period        80,541     304,077
                                                     ---------   ---------

Cash and cash equivalents at end of period           $  22,671   $ 460,756
                                                     =========   =========

Supplemental information:
     Cash paid during the year for:
        Interest                                     $  --       $  --
                                                     =========   =========

        Income taxes                                 $  --       $  --
                                                     =========   =========

                  Investment Income Properties of America, Inc.

                                  BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   Sept. 30, 1996 Dec. 31, 1995
                                                   -------------- -------------

Cash and cash equivalents                             $  22,671      $  80,541

Prepaid Expenses                                           --           13,017

Property and equipment, net                               9,965          4,976

Other assets
      Deposit                                              --           75,000
      Deferred offering costs                              --          233,898
      Deferred loan costs                                 5,144          8,230
                                                      ---------      ---------

      Total assets                                    $  37,780      $ 415,662
                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expense                  $  81,739      $ 138,781

Notes payable to related parties                        572,500        475,000
                                                      ---------      ---------

      Total liabilities                                 654,239        613,781

Commitments and contingencies

Stockholders' equity
      Common stock - $.001 par value, 100,000,000
       shares authorized; 77,050 and 76,000 shares
      at September 30, 1996 and December 31, 1995,
      respectively;  issued and outstanding                   2           --
Additional paid-in capital                               10,498           --
Accumulated deficit                                    (626,959)      (198,119)
                                                      ---------      ---------

      Total stockholders' equity                       (616,459)      (892,302)
                                                      ---------      ---------

      Total liabilities and stockholders' equity      $  37,780      $ 415,662
                                                      =========      =========

                  Investment Income Properties of America, Inc.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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