Form 10KSB
period 1996-12-31
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1997-11-07
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

      |X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

      |_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________

                        Commission file number: 33-95758

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                      65-0544042
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

950 North Federal Highway, Suite 219              Pompano Beach, Florida  33062
----------------------------------------          -----------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  954-783-2004

Securities registered under Section 12(b) of the Exchange Act:  none

Securities registered under Section 12(g) of the Exchange Act:  none


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.
Yes |_|   No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

          State issuer's revenues for its most recent fiscal year: $ 0

      The market value of the voting and non-voting common equity held by non-affiliates is $0.
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 97,400 shares of the Registrant's Common Stock, par value $.001 per share outstanding on December 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                                     PART I

Item 1. Business

Overview

       Investment Income Properties of America, Inc. (the "Company") was incorporated in the State of Delaware on January 4, 1995. Initial capitalization occurred on January 13, 1995. The business of the Company is to invest primarily in existing residential properties in Dade, Broward and Palm Beach Counties, Florida. The Company did not own any properties within that region as of December 31, 1996. The complete investment objectives and policies of the Company are described under the caption "Investment Objectives and Policies" on pages 31 through 37 of the Company's Prospectus dated February 15, 1996 (the "Prospectus") filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-11 (Registration No. 33-95758), which are hereby incorporated by reference.

       In connection with each of its property acquisitions, the Company will obtain a Phase I Environment Report, and such additional environmental reports and surveys as are necessitated by such preliminary reports. Based on such reports, the Company is not aware of any environmental situations requiring remediation at its properties which have not been or not currently being remediated as necessary.

       As of the end of 1996, the Company did not own any properties. However, the following is a summary of three properties the Company has considered to be purchased during 1996.

       The Company entered into an agreement on April 18, 1995 to purchase the Northwood Terrace Apartments in Oakland Park, Florida. The original purchase price was $3,350,000 and was subsequently amended to $3,450,000 with a closing of May 15, 1996. The Company has paid $75,000 in deposits under the agreement. Subsequent to May 15, 1996, the contract was terminated because the Company was not able to raise the necessary funds to purchase the Northwood Apartments. The $75,000 deposit was retained by the seller and expensed by the Company. Information with respect to Northwood Terrace Apartments is hereby incorporated by reference from page 53 through 54 of the Company's Prospectus.

       The Company entered into an agreement on October 2, 1996 to purchase the Kendale Gardens Apartments in Miami, Florida. The purchase price was $7,135,000 with a closing date of November 15, 1996. A deposit of $10,000 was required at the time the agreement was signed. On December 17, 1996, the agreement to purchase Kendale Garden Apartments dated October 2, 1996, was amended. The amended agreement reduces the purchase price to $6,925,000 if purchased by February 28, 1997. A deposit of $15,000 was required upon the execution of the amended agreement. On February 28, 1997, the agreement to purchase Kendale Gardens Apartments dated December 17, 1996, was amended. The amended agreement increases the purchase price to $6,975,000, if purchased by April 30, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. On June 5, 1997, the agreement was amended to extend the closing date to July 31, 1997. A deposit of $25,000 was required upon the execution of this amendment. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock.

       The Company entered into an agreement on December 20, 1996 to purchase the Spring House Apartments in Tamarac, Florida. The purchase price was $16,490,000 with a closing date of February 28, 1997. A deposit of $25,000 was required and paid in January 1997. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock. On January 21, 1997, the agreement to purchase Spring House Apartments dated December 20, 1996, was amended. The agreement extends the closing date to March 28, 1997. A deposit of $100,000 was required upon the execution of the amended agreement. On March 25, 1997, the agreement to purchase Spring House Apartments dated January 21, 1997 was amended. The agreement extends the closing date to May 5, 1997. A deposit of $25,000 was required upon the execution of the amended agreement.

As of June 5, 1997, the Company has not closed on the property and has $175,000 in nonrefundable deposits toward the purchase.

Item 2. Properties

       The Company's three real estate properties under contract are described in Item 1, which is hereby incorporated herein by reference.

Item 3. Legal Proceedings

       The Company is not involved in any pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders in 1995.

Item 4a. Executive Officers

       The following table sets forth certain information concerning the individuals who constitute the sole executive officers of the Company:

                                                               First Became
       Name          Age       Position                        an Officer
       ----          ---       --------                        ----------

Philip Layne         78        Chairman of the Board               1995

Fredric B. Layne     47        President/Treasurer                 1995
                               CEO

Douglas I. Layne     40        Secretary                           1995


       Fredric B. Layne is President, Chief Executive Officer, shareholder and Director of Building Management Services, Inc. and J & W Realty of South Florida,Inc. These two companies and their affiliates are involved in the acquisition and management of residential real properties. Since 1991, Mr. Layne has held executive and/or ownership positions in several corporations involved in the management of and investment in real estate.

       Douglas I. Layne is a Secretary of Building Management Services, Inc. and J & W Realty of South Florida, Inc. He has worked for the Company, or its predecessors since 1991.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

       The Company's common stock is known as common shares, $.001 par value.

       On December 31, 1996, 97,400 shares of the common stock were issued and outstanding.

       On December 31, 1996, there were 15 shareholders of common stock.

       Since commencing operations on January 13, 1995, the Company made no cash distributions to holders of its common shares. No distributions are foreseen for the future at this time.

Item 6. Selected Financial Data

       Item intentionally left blank.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The Company invests primarily in multiple dwelling residential units in Dade, Broward and Palm Beach Counties, Florida. The Company intends to quality as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes. The Company was capitalized on January 13, 1995 and May 1995, respectively in the approximate amount of $475,000. Changes in the Company's liquidity and capital resources reflect the inability of management and their underwriters in the lack of sales of shares to investors which effect the ability of the Company for periodic acquisitions of properties by the Company. Similarly, the lack of results from operations reflect decreases in income, and the capital base of the Company.

       Liquidity and Capital Resources

       There was a significant change in the Company's liquidity during the year ended December 31, 1996. During 1996, the company was only able to sell 21,400 shares of its units to its investors bringing the total number of shares outstanding to 97,400. The total gross proceeds from the shares sold in 1996 was $202,500. With this additional capital, the Company's gross capitalization still decreased from $415,662 at December 31, 1995 to $73,222 at December 31, 1996. Shares were sold through the Company's management to enhance the financial structure of the firm.

       The Company entered into an agreement on April 18, 1995 to purchase the Northwood Terrace Apartments in Oakland Park, Florida. The original purchase price was $3,350,000 and was subsequently amended to $3,450,000 with a closing of May 15, 1996. The Company has paid $75,000 in deposits under the agreement. Subsequent to May 15, 1996, the contract was terminated because the Company was not able to raise the necessary funds to purchase the Northwood Apartments. The $75,000 deposit was retained by the seller and expensed by the Company.

       The Company entered into an agreement on October 2, 1996 to purchase the Kendale Gardens Apartments in Miami, Florida. The purchase price was $7,135,000 with a closing date of November 15, 1996. A deposit of $10,000 was required at the time the agreement was signed. On December 17, 1996, the agreement to purchase Kendale Garden Apartments dated October 2, 1996, was amended. The amended agreement reduces the purchase price to $6,925,000 if purchased by February 28, 1997. A deposit of $15,000 was required upon the execution of the amended agreement. On February 28, 1997, the agreement to purchase Kendale Gardens Apartments dated December 17, 1996, was amended. The amended agreement increases the purchase price to $6,975,000, if purchased by April 30, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. On June 5, 1997, the agreement was amended to extend the closing date to July 31, 1997. A deposit of $25,000 was required upon the execution of this amendment. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock.

       The Company entered into an agreement on December 20, 1996 to purchase the Spring House Apartments in Tamarac, Florida. The purchase price was $16,490,000 with a closing date of February 28, 1997. A deposit of $25,000 was required and paid in January 1997. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock. On January 21, 1997, the agreement to purchase Spring House Apartments dated December 20, 1996, was amended. The agreement extends the closing date to March 28, 1997. A deposit of $100,000 was required upon the execution of the amended agreement. On March 25, 1997, the agreement to purchase Spring House Apartments dated January 21, 1997 was amended. The agreement extends the closing date to May 5, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. As of June 5, 1997, the Company has not closed on the property and has $175,000 in nonrefundable deposits toward the purchase.

       The Company is working on additional funding by a private placement or a public offering of the Company's Stock.

       The Company intends to hold all of its properties on a totally unleveraged basis. However, the Company will borrow in conjunction with the purchase of properties. The full balance of the debt incurred will be repaid through the sale of additional shares.

       Cash and cash equivalents totalled $29,660 on December 31, 1996 versus $80,541 on December 31, 1995. During the year, the Company did not distribute any return of capital or dividends to shareholders.

       While the Company is always assessing potential acquisitions, no material negotiations, commitments or agreements to purchase additional properties existed at year end. The Company expects to acquire new properties as additional funds are valuable.

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

       The Company has and will continue to take a number of steps to reduce its operating losses. The Company will continue to increase its efforts in marketing their initial public offering the Company's shares to raise funds. Management believes that as a result of the action stated above, the Company can continue in existence for the next twelve months; however, there is no assurance that such action will be consummated or will eliminate the Company's need for additional capital.

       Results of Operations

       The results of the Company's operations for the year December 31, 1996 does not include any acquisitions of properties where the Company relies on rental income generated by the properties for its cash for the payment of these operating expenses. As the operations of the Company were capitalized on January 13, 1995 and May 1995, respectively, an overall comparison of years ended December 31, 1995 and December 31 1996 would not be meaningful. The decrease in income and the increase in expenses for the year ended December 31, 1996 over 1995 primarily reflects the costs expected from a public offering of equity securities. During 1996, the Company concluded that the expected public offering would not be completed and therefore wrote-off these costs.

       Total expenses increased to $567,299 in 1996 from $197,185 in 1995.

       General and administrative expenses totalled 93% of total expenses in 1996 and 82% in 1995. These expenses represent the administrative expenses as well as the operation of the Company's effort for the public offering of equity securities. This percentage is expected to further decrease as the Company's operations grow.

       The Company's other source of income is the investment of its cash and reserves. The Company had a decrease to $1,120 in 1996 from $2,668 in 1995. The Company believes with its efforts in marketing their initial public offering of the Company's shares to raise funds, there will be an increase of interest income to the Company.

       Impact of Inflation.

       The Company does not believe that inflation had any significant impact on the operation of the Company in 1996. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be more than affect by increases in rental income. Continued inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

Item 8. Financial Statements and Supplementary Data

              The Financial Statements of the Company required to be included in this item are set forth in item ___ of this report and are hereby incorporated herein by reference.

                                    PART III

Item 9. Directors and Executive Officers of the Company

       The information required by this item is incorporated by this reference to the Company's Prospectus dated February 15, 1996, under the heading "Management", pages 41 through 44.

Item 10. Security Ownership of Certain Beneficial Owners and Management

       The information required by this item is incorporated by this reference to the Company's Prospectus dated February 15, 1996, under the heading "Principal Stockholders", pages 39 through 40.

Item 11. Certain Relationships and Related Transactions

       The information required by this item is incorporated by this reference to the Company's Prospectus dated February 15, 1996, under the heading "Conflicts of Interest", pages 28 through 30.

Item 12 Exhibits and Financial Statement Schedules.

       (a)    Documents filed as part of the report

              1. Financial Statements Independent Auditors Reports of Grant Thornton LLP (included as page F-1 of this report)

                     Balance Sheets

                            December 31, 1995 and 1996 (as restated)

                     Statement of Operations

                            Years ended December 31, 1995 and 1996 (as restated)

                     Statements of Stockholders' Equity

                            Years ended December 31, 1995 and 1996 (as restated) and the period from January 4, 1995 through December 31, 1996.

                     Statements of Cash Flows

                            Years ended December 31, 1996 and 1995 (as restated) and the period from January 4, 1995 through December 31,1996

                            Notes to Financial Statements

              2.     Financial Statement Schedule

                     All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

              3.     Exhibits

                     Incorporated herein by reference are the exhibits listed under "Index to Exhibits."

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of October 1997.

                               INVESTMENT INCOME PROPERTIES OF
                                AMERICA, INC.


                               By:   /s/ Fredric B. Layne
                                     -------------------------------------
                                     Fredric B. Layne
                                     President

                               By:   /s/ Douglas I. Layne
                                     -------------------------------------
                                     Douglas I. Layne
                                     Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Capacity                   Date
----------                              --------                   ----


/s/ Philip Layne
----------------------------
Philip Layne                  Director, Chairman of the Board  October 31, 1997


/s/ Fredric B. Layne
----------------------------
Fredric B. Layne              Director, President & Treasurer  October 31, 1997


/s/ Dr. Winston Mclean
----------------------------
Dr. Winston Mclean            Director                         October 31, 1997


/s/ Ela Meireles
----------------------------
Ela Meireles                  Director                         October 31, 1997



----------------------------
Richard Hewitt III            Director                         October 31, 1997


/s/ Annie Betancourt
----------------------------
Annie Betancourt              Director                         October 31, 1997



----------------------------
Richard Arthur                Director                         October 31, 1997



----------------------------
Pedro. J. Martinez-Fraga      Director                         October 31, 1997



----------------------------
Carl R. Walston               Director                         October 31, 1997

                                INDEX TO EXHIBITS

     Exhibit
     Number                            Description
     ------                            -----------

       3.1 Amended and Restated Articles of Incorporation of the Company. (Exhibit 3.1)*

       3.2    Bylaws of the Company (Exhibit 3.2)*

       10.1 Advisory Agreement between the Company and F & P Realty Advisors, Inc.*

       10.2 Form of Property Management Agreement between the Company and Building Management Services, Inc. (Exhibit 10.2)*

       10.3 Property Acquisition/Disposition Agreement between the Company and J & W Realty of South Florida,Inc. (Incorporated by reference to the Exhibit of the same number filed with the Commission in the Company's registration statement on Form S-11 (Registration No. 33-95758)). This is a management contact with a company affiliated with officers of the Company.

       10.7 Registrar, Transfer Agent and Disbursement Agent Agreement between the Company and American Stock & Transfer*

* to be filed by amendment

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Investment Income Properties of America, Inc.

We have audited the accompanying balance sheet of Investment Income Properties of America, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the period from January 4, 1995 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Income Properties of America, Inc. at December 31, 1995 and 1996, and the results of its operations and its cash flows for the period from January 4, 1995 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $567,691 for the years ended December 31, 1996, and as of that date, the Company's liabilities exceeded its assets by $743,410. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton
---------------------------------------

Fort Lauderdale, Florida
April 22, 1997 (except for Note B which is dated June 5,
  1997 and Note I which is dated June 30, 1997)

                  Investment Income Properties of America, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                1995        1996
                                                              ---------   ---------
Cash and cash equivalents (Note A)                            $  80,541   $  29,660

Prepaid expenses                                                 13,017          --

Property and equipment of net accumulated
  depreciation of $441 and $2,475 (Note A)                        4,976       9,447

Other assets
     Deposit (Note B)                                            75,000      25,000
     Deferred offering costs (Notes A)                          233,898       5,000
     Deferred loan costs (Note A)                                 8,230       4,115
                                                              ---------   ---------

                  Total assets                                $ 415,662   $  73,222
                                                              =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                         $ 138,781   $ 139,132

Notes payable to related parties (Note C)                       475,000     677,500
                                                              ---------   ---------

                  Total liabilities                             613,781     816,632

Commitments and contingencies (Note B)                               --          --

Stockholders' equity (Notes C and D)
     Common stock - $.001 par value, 100,000,000
       shares authorized, 76,000 and 97,400 shares
       issued and outstanding                                        --           1
     Additional paid-in capital                                      --      22,399
     Accumulated deficit                                       (198,119)   (765,810)
                                                              ---------   ---------

                  Total stockholders' equity                   (198,119)   (743,410)
                                                              ---------   ---------
                  Total liabilities and stockholders' equity  $ 415,662   $  73,222
                                                              =========   =========

The accompanying notes are an integral part of these statements.

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF OPERATIONS

                                            For the Period From
                                              January 4, 1995
                                            (Inception) Through   For the Year Ended
                                             December 31, 1995     December 31, 1996
                                             -----------------     -----------------
Revenue
     Interest income                             $   2,668             $   1,120

Expenses
     Selling, general and administrative           164,286               528,254
                                                 ---------             ---------

Loss From Operations                              (161,618)             (527,134)

Interest expense                                    35,567                40,165
                                                 ---------             ---------

                  Loss before income taxes        (197,185)             (567,299)

Income taxes (Note F)                                  934                   392
                                                 ---------             ---------

                  Net loss                       $(198,119)            $(567,691)
                                                 =========             =========

Loss per Common Share                            $   (2.70)            $   (6.76)
                                                 =========             =========

The accompanying notes are an integral part of these statements.

                  Investment Income Properties of America, Inc.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              January 4, 1995 (inception) through December 31, 1996

                             Common Stock  Paid-In Accumulated
                             ------------  -------------------
                                Shares     Amount     Capital     Deficit        Total
                                ------     ------     -------     -------        -----
Balance at January 4,
  1995 (inception)                  --    $     --    $    --    $      --     $      --

Issuance of stock
  (Notes C and D)               76,000          --         --           --            --

Net loss for the period
  from January 4, 1995
  through December 31, 1995         --          --         --     (198,119)     (198,119)
                               -------     -------    -------     ---------     --------

Balance at December 31, 1995    76,000          --         --     (198,119)     (198,119)

Issuance of stock (Note C)      21,400           1     13,999           --         1,400

Stock options granted               --          --      8,400           --         8,400

Net loss for the year
  ended December 31, 1996           --          --         --      (567,691)    (567,691)
                               -------     -------    -------     ---------     --------

Balance at December 31, 1996    97,400     $     1    $22,399     $(765,810)    $(743,410)
                               =======     =======    =======     =========     =========

The accompanying notes are an integral part of these statements.

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF CASH FLOWS

                               For the Period from
                                 January 4, 1995

                                                   (Inception) Through    For the Year Ended
                                                    December 31, 1995     December 31, 1996
                                                    -----------------     -----------------
Cash flows from operating activities:
Net loss                                                $(198,119)            $(567,691)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation expense                                          441                 2,034
Compensation expense from stock options                        --                 8,400
Stock issued in lieu of rent expense                           --                14,000
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses                   (13,017)               13,017
Increase (decrease) in other assets                      (317,128)              283,013
Increase (decrease) in accounts payable accrued
  expenses                                                138,781                   351
                                                        ---------             ---------
Net cash used in operating activities                    (389,042)             (246,876)

Cash used in investing activities:
Purchase of equipment                                      (5,417)               (6,505)
                                                        ---------             ---------
Net cash used in investing activities                      (5,417)               (6,505)

Cash flows from financing activities:
Proceeds from notes payable to related parties            475,000               202,500
                                                        ---------             ---------
Net cash provided by financing activities                 475,000               202,500
                                                        ---------             ---------

Net increase (decrease) in cash and cash equivalents       80,541               (50,881)

Cash and cash equivalents at beginning of period               --                80,541
                                                        ---------             ---------

Cash and cash equivalents at end of period              $  80,541             $  29,660
                                                        =========             =========

Supplemental information:
Cash paid during the year for:
         Interest                                       $      --             $      --
                                                        =========             =========
         Income taxes                                   $      --             $      --
                                                        =========             =========

The accompanying notes are an integral part of these statements.

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996


                  Investment Income Properties of America, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1995 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Investment Income Properties of America, Inc. (the "Company") was incorporated on January 4, 1995. The Company was formed for the purpose of becoming a Real Estate Investment Trust (REIT) which will invest primarily in rental apartment buildings.

       Cash and Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       Deferred Offering Costs

       At December 31, 1995, the Company has incurred costs in the amount of $233,898 in connection with an expected public offering of equity securities as described in Note D. During 1996, the Company concluded that the expected public offering would not be completed and therefore wrote-off these costs.

       Deferred Loan Costs

       Costs incurred in connection with the issuance of the notes payable have been capitalized and will be amortized using the interest method over the life of the loan (see Note C).

       Fixed Assets

       Fixed assets are stated at cost, less accumulated depreciation. The Company provides for depreciation using the straight-line method over the assets estimated useful lives.

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996

       Income Taxes

       The Company expects to operate as and will elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a real estate investment trust which complies with the provisions of the Code and distributes at least 95% of its taxable income to its stockholders does not pay Federal income taxes on its distributed income. If the Company complies with the provisions of the Code, it will also be exempt from income taxes in the State of Florida. Accordingly, the Company does not expect to provide for Federal or Florida income taxes on its distributed income.

                                                                     (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

       Use of Estimates

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Impairment of Long-Lived Assets

       The Company evaluates long-lived assets and certain intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized when the carrying amounts of such assets and liabilities cannot be recovered by the discounted net cash flow they will generate.

       Stock Options

       Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. The additional

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996

       disclosures required by SFAS 123 are contained in Note G. Stock options to nonemployees are accounted for in accordance with SFAS 123.

NOTE B - COMMITMENTS

       The Company is obligated to pay $12,000 in monthly installments of $1,000 and 4,000 shares of common stock upon the completion of the public offering of its shares (see Note D) to a company as compensation for locating a placement agent. No value has been ascribed to the shares.

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

       Earnings per share

       Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during each year. The total of such weighted average shares was 73,333 and 84,017 for the years ended December 31, 1995 and 1996, respectively.

                                                                     (continued)

NOTE B - COMMITMENTS - Continued

       The Company entered into an agreement on October 2, 1996 to purchase the Kendale Gardens Apartments in Miami, Florida. The purchase price was $7,135,000 with a closing date of November 15, 1996. A deposit of $10,000 was required at the time the agreement was signed. On December 17, 1996, the agreement to purchase Kendale Gardens Apartments dated October 2, 1996 was amended. The amended agreement reduces the purchase price to $6,925,000 if purchased by February 28, 1997. A deposit of $15,000 was required upon the execution of the amended agreement. As of December 31, 1996, the Company has $25,000 in deposits towards the purchase. On February 28, 1997, the agreement to purchase Kendale Gardens Apartments dated December 17, 1996 was amended. The amended agreement increases the purchase price to $6,975,000 if purchased by April 30, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. On June 5, 1997, the agreement was amended to extend the closing date to July 31, 1997. A deposit of $25,000

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996

       was required upon the execution of this amendment. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock.

       The Company entered into an agreement on December 20, 1996 to purchase the Spring House Apartments in Tamarac, Florida. The purchase price was $16,490,000 with a closing date of February 28, 1997. A deposit of $25,000 was required and paid in January 1997. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock. On January 21, 1997, the agreement to purchase Spring House Apartments dated December 20, 1996 was amended. The agreement extends the closing date to March 28, 1997. A deposit of $100,000 was required upon the execution of the amended agreement. On March 25, 1997, the agreement to purchase Spring House Apartments dated January 21, 1997 was amended. The agreement extends the closing date to May 5, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. As of June 5, 1997, the Company has not closed on the property and has $175,000 in nonrefundable deposits towards the purchase.

NOTE C - NOTES PAYABLE TO RELATED PARTIES

       In 1995 and 1996, the Company raised $677,500 through the issuance of notes payable to investors. These notes bear interest at the rate of 8% per annum, with principal and accrued interest, if any, payable upon the earlier of December 31, 1997 or upon the receipt by the Company of gross proceeds in the aggregate amount of not less than $4,500,000 from the public offering of the Company's securities.

                                                                     (continued)

NOTE C - NOTES PAYABLE TO RELATED PARTIES - Continued

       In connection with the issuance of these notes, these investors as of December 31, 1996 were given 96,000 common stock and warrants to purchase an additional 103,000 of common stock for $2.00 per share. The warrants are exercisable at any time in the next three years. No value has been ascribed to these shares or warrants.

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996

NOTE D - STOCKHOLDERS' EQUITY

       The Board has authorized the filing of a registration statement relating to an initial public offering of common stock. The net proceeds from the issuance and sale of the common stock will be used to purchase rental property.

NOTE E - RELATED PARTY TRANSACTIONS

       The Company has entered into a management agreement with Building Management Services, Inc. ("BMSI") whereby BMSI will manage all properties acquired by the Company for an annual fee ranging from 3% to 10% of annual gross collected revenues generated by the properties depending upon the nature of the property. At December 31, 1996, BMSI is 100% owned by two of the officers of the Company.

       The Company has entered into an advisory agreement with F & P Realty Advisors, Inc. ("F & P") whereby F & P will seek to obtain, investigate, evaluate and recommend property investment opportunities for the Company as well as administer the day-to-day operations of the Company. F & P will receive a quarterly Asset Management Fee equal to .25% of the original assets, defined as the gross proceeds which have been received from time to time from the sale or sales of the shares, and will also be reimbursed for certain direct expenses and allocable overhead incurred in connection with its provision of services to the Company. F & P is 100% owned by two of the stockholders/officers of the Company.

       The Company has entered into a property acquisition/disposition agreement under which J & W Realty of South Florida, Inc. ("J & W") will act as an exclusive real estate broker in connection with the Company's purchase and sales of property. J & W will be entitled to a fee from the Company in an amount which is in accordance with the then current industry standard; provided, however, that if J & W's fee on any such purchase and sale is less than 2% of the purchase or sale price of a property being purchased or sold by the Company, the Company will pay to J & W such amount as is necessary for J & W's commission on such purchase or sale to be 2% of the sale or purchase price of the property being sold or purchased.

                                                                     (continued)

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996

NOTE E - RELATED PARTY TRANSACTIONS - Continued

       A principal in a law firm which provides services to the Company is also a director and stockholder of the Company. The total fees charged in 1995 by this firm to the Company were $8,732. In 1996, he resigned as a director, but is still a stockholder and provides legal advise on real estate. He owns less than 5% of the issued and outstanding stock of the Company.

       A director, who is also a stockholder of the Company, provides acquisition services to the Company. The total fees charged were $0 and $5,000 in 1995 and 1996, respectively.

NOTE F - INCOME TAXES

       As discussed in Note A, the Company expects to be exempt from Federal and Florida income taxes for any future distributed profits provided that it meets the required tests.

       The net loss of $(198,119) for the period ended December 31, 1995, and the net loss of $(567,691) for the year ended December 31, 1996, contain certain organizational and start-up costs that must be capitalized and amortized for tax purposes. No deferred taxes have been recorded for these temporary differences or the net operating loss carryforward, due to the Company's expected tax status as a REIT. Income tax expense is a result of applying the applicable Federal rate to interest income earned in the respective periods.

NOTE G - STOCK OPTIONS

       The Company has granted stock options which are classified as non-qualified, and which are not part of an Employee' Incentive Stock Option Plan. The Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing January 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

       The exercise price of all options granted by the Company equals the market price at the date of grant. Compensation expense of $8,400 has been recognized in 1996.

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996


                                                                     (continued)

NOTE G - STOCK OPTIONS - Continued

       Had compensation cost for non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                     1996                1995
                                                     ----                ----
               Net loss
                   As reported                    $(567,691)          $(198,119)
                   Pro forma                      $(567,691)          $(232,089)

           Primary loss per share
                   As reported                    $      --           $      --
                   Pro forma                      $      --           $      --

       The above pro forma disclosures may not be representative of the effects on reported net income for future years as the Company may continue to grant options to employees.

       The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of
       0.0 percent for all years; expected volatility of 18.91 percent in 1995; risk-free interest rates of 5.20 percent in 1995; and expected holding periods of 3 years in both periods. There were no options granted in 1996.

                                                                     (continued)

NOTE G - STOCK OPTIONS - Continued

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996

A summary of the status of the Company's fixed stock options as of December 31, 1996 and 1995, and changes during the years ending on those dates is as follows:

                                            1996                                 1995
                                 -----------------------------       -----------------------------
                                  Weighted-                           Weighted-
                                   Average                             Average
                                 Shares (000)   Exercise Price       Shares (000)   Exercise Price
                                 ------------   --------------       ------------   --------------
  Outstanding at beginning of
    year                            83,500         $    1.91                --          $     --
  Granted                           20,000              2.00            83,500              1.91
  Exercised                             --                --                --                --
  Expired                               --                --                --                --
  Forfeited                             --                --                --                --
                                  --------                             -------

  Outstanding at end of year       103,500              1.93            83,500              1.91
                                  ========                             =======

  Options exercisable at end
    of year                        103,500                              83,500
  Weighted-average fair value
    of options granted during
    the year                      $     --                             $   .49

The following information applies to options outstanding at December 31, 1996.

                                     Options Outstanding                         Options Exercisable
                     ---------------------------------------------------    -----------------------------
       Range of      Weighted-Average      Remaining         Average         Weighted-        Average
    Exercise Prices    Shares (000)     Contractual Life  Exercise Price    Shares (000)   Exercise Price
    ---------------  ----------------   ----------------  --------------    ------------   --------------

      $0 - $2.00         103,500             3.00              1.93            103,500          1.93

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996

NOTE H - GOING-CONCERN

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1995 which has resulted in a deterioration in the Company's financial position.

                                                                     (continued)

NOTE H - GOING-CONCERN - Continued

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

       The Company has and will continue to take a number of steps to reduce its operating losses. The Company will continue to increase its efforts in marketing their initial public offering of the Company's shares to raise funds. Management believes that a result of the action stated above, the Company can continue in existence for the next twelve months; however, there is no assurance that such action will be consummated or will eliminate the Company's need for additional capital.

NOTE I - SUBSEQUENT EVENTS

       On June 30, 1997, the Company purchased an office building in Pompano Beach, Florida for $2,600,000. The purchase was financed through a purchase money mortgage of $2,080,000 and funds provided through loans by individuals who also own shares in the Company. The mortgage bears interest at 1% below the prime rate, is payable monthly, and is collateralized by the property. During any time the mortgage is outstanding, the seller has the option to convert the mortgage and note to common stock of the Company. In addition, under the purchase agreement, the seller has the option to purchase up to $10,000,000 of the common

                  Investment Income Properties of America, Inc.

                           December 31, 1995 and 1996

stock of the Company at $2.00 per share. This option can be exercised any time within seven years from the date of purchase.