Form 10QSB
period 1997-03-31
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1997-11-07
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________

                         Commission File Number 33-95758


                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

            Delaware                                     65-0544042
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  950 North Federal Highway, Suite 219 Pompano Beach, Florida         33062
---------------------------------------------------------------  ---------------
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

               127,925 shares of outstanding as of March 31, 1997

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                                      INDEX

Part I           FINANCIAL INFORMATION                                     Page
                                                                           ----
        Item 1   Financial Statements

                 Balance Sheets as of March 31, 1997
                     (Unaudited) and
                     December 31, 1996.....................................

                 Statements of Operations for the three
                     months ended March 31, 1997
                     and 1996 (Unaudited)..................................

                 Statements of Cash Flows for the three
                     months ended March 31, 1997 and 1996
                     (Unaudited)...........................................

                 Notes to Financial Statements(Unaudited)..................

        Item 2   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................

Part II          OTHER INFORMATION

        Item 6   Exhibits Index and Reports................................

        Signatures.........................................................

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

      As of March 31, 1997, there were 127,925 outstanding shares, of which 115,425 or 90.23% were owned by the investors and 12,500 or 9.77% were owned by other stockholders (including certain officers and directors of the Company).

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

      The Company entered into an agreement on October 2, 1996 to purchase the Kendale Gardens Apartments in Miami, Florida. The purchase price was $7,135,000 with a closing date of November 15, 1996. A deposit of $10,000 was required at the time the agreement was signed. On December 17, 1996, the agreement to purchase Kendale Gardens Apartments dated October 2, 1996 was amended. The amended agreement reduces the purchase price to $6,925,000 if purchased by February 28, 1997. A deposit of $15,000 was required upon the execution of the amended agreement. As of December 31, 1996, the Company has $25,000 in deposits towards the purchase. On February 28, 1997, the agreement to purchase Kendale Gardens Apartments dated December 17, 1996 was amended. The amended agreement increases the purchase price to $6,975,000 if purchased by April 30, 1997. A deposit of $25,000 was required upon the execution of this agreement. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock.

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

      Results of Operations for the Three Months Ended March 31, 1997 and 1996

      For the three months ended March 31, 1997, the Company had a net loss of $92,336 compared to a net loss of $318,421 for the same period in 1996.

      Interest income decreased $600 to $0 for the three months ended March 31, 1997 compared to $600 for the same period in 1996, primarily due to reduction in cash in interest bearing accounts as a result of cash flow needs.

      Interest expense increased $6767 to $16,267 for the three months ended March 1997 compared to $9,500 for the same period in 1996, primarily due to an increase in loans from related parties.

      General and administrative expenses were $76,069 for the three months ended March 31, 1997, compared to $309,521 for the same period in 1996. The increase is primarily due to the write-off of deferred Offering Costs as a result of the Company's unsuccessful offer.

Liquidity and Capital Resources

      The Company's outstanding indebtedness at March 31, 1997 totaled $1,017,678. This amount includes approximately $157,678 to accounts payable and $860,000 unsecured notes payable to related parties.

      At March 31, 1997, the Company had a working capital deficit of $949,682 as compared to working capital deficit of $777,525 at December 31, 1996. The increase in the working capital deficit was primarily attributable to an increase in accounts payable and loans from related parties.

      Net cash used in operating activities was $152,814 for the three months ended March 31, 1997 as compared to cash used in operating activities of $67,864 for the three months ended March 31, 1996. The increase in cash used in operating activities is primarily attributable to an increase in other assets as a result of deposits made on possible apartment building acquisitions. Net cash provided by financing activities was $182,500 for the three months ended March 31, 1997 as compared to net cash provided by financing activities for the three months ended March 31, 1996 of $0. The increase in cash provided by financing activities is primarily attributable to loans from related parties.

      As of January 1997, the Company engaged the law firm of Atlas, Pearlman, Trop & Borkson, P.A. to do securities and real estate closings for the Company.

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

                                            INVESTMENT INCOME PROPERTIES OF
                                             AMERICA, INC.


_________________________           By:        /s/ Fredric B. Layne
(Date)                                   ---------------------------------------
                                                 Fredric B. Layne
                                                 President and CEO

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          1997           1996
                                                          ----           ----

Revenue
       Interest Income                                  $      --     $     600

Expenses
       Selling, general and administrative                 76,069       309,521
                                                        ---------     ---------

       Loss from operations                               (76,069)     (308,921)

Interest expense                                           16,267         9,500
                                                        ---------     ---------

       Loss before income taxes                           (92,336)     (318,421)

Income taxes                                                   --            --
                                                        ---------     ---------

       Net loss                                         $ (92,336)    $(318,421)
                                                        =========     =========

Weighted average shares outstanding                       103,400        76,000
                                                        =========     =========

Net loss per share                                      $    (.89)    $   (4.19)
                                                        =========     =========

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                                 --------
                                                             1997        1996
                                                             ----        ----

Cash flows from operating activities:
      Net loss                                            $ (92,336)  $(318,421)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation expense                                   797         270
         Amortization expense                                 1,029       1,029
      Stock issued in lieu of rent expense                    5,250          --
      Changes in operating assets and liabilities
         (Increase) decrease in prepaid expenses            (86,100)     13,017
         Decrease in other assets                                --     308,898
         Increase (decrease) in accounts payable and
         accrued expenses                                    18,546     (72,657)
                                                          ---------   ---------

         Net cash used in operating activities             (152,814)    (67,864)

Cash flows used in investing activities:
      Purchase of equipment                                      --          --
                                                          ---------   ---------

         Net cash used in investing activities                   --          --
                                                          ---------   ---------

Cash flows from financing activities:
      Proceeds from notes payable to related parties        182,500          --
                                                          ---------   ---------

         Net cash provided by financing activities          182,500          --
                                                          ---------   ---------

Net increase in cash and cash equivalents                    29,686     (67,864)

Cash and cash equivalents at beginning of period             29,660      80,541
                                                          ---------   ---------

Cash and cash equivalents at end of period                $  59,346   $  12,677
                                                          =========   =========

Supplemental information:
      Cash paid during the year for:
         Interest                                         $      --   $      --
                                                          =========   =========
         Income taxes                                     $      --   $      --
                                                          =========   =========

                  Investment Income Properties of America, Inc.

                                 BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                        March 31, 1997    Dec. 31, 1996
                                                        --------------    -------------
Cash and cash equivalents                                $    59,346         $  29,660

Property, plant and equipment, net                             8,650             9,447

Other assets
        Deposit                                              100,000            25,000
        Deferred offering costs                               11,100             5,000
        Deferred loan costs                                    8,086             4,115
                                                         -----------         ---------

        Total assets                                     $   187,182         $  73,222
                                                         ===========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                    $   157,678         $ 139,132

Notes payable to related parties                             860,000           677,500
                                                         -----------         ---------

        Total liabilities                                  1,017,678           816,632

Commitments and contingencies                                     --                --

Stockholders' equity
        Common stock - $.001 par value, 100,000,000
           shares authorized, 127,925 and 97,400 shares
           issued and outstanding                                  2                 1
        Additional paid-in capital                            27,648            22,399
        Accumulated deficit                                 (858,146)         (765,810)
                                                         -----------         ---------

        Total stockholders' equity                          (830,496)         (743,410)
                                                         -----------         ---------

        Total liabilities and stockholders' equity       $   187,182         $  73,222
                                                         ===========         =========

                  Investment Income Properties of America, Inc.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March, 31 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

      The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended December 31, 1996.

NOTE B - FORMATION AND OPERATIONS OF THE COMPANY

      Investment Income Properties of America, Inc. (the "Company"), is a Delaware corporation which intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company has a limited operating history. The Company has been formed to invest primarily in existing residential and commercial properties in the Southeast and Southwestern regions of the United States. The Company intends to seek properties which hold potential for appreciation, including properties which may be suitable for future conversion into condominium units.