Form 10QSB
period 1997-06-30
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1997-11-07
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

                                                     OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the transition period from __________________ to __________________

                         Commission File Number 33-95758


                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

            Delaware                                     65-0544042
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  950 North Federal Highway, Suite 219 Pompano Beach, Florida         33062
-------------------------------------------------------------       ----------
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

                240,450 shares of outstanding as of June 30, 1997

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                                      INDEX

Part I            FINANCIAL INFORMATION                                     Page
                                                                            ----
        Item 1    Financial Statements

                  Balance Sheets as of June 30, 1997
                      (Unaudited) and December 31, 1996.....................

                  Statements of Operations for the three
                      months and six months ended June 30, 1997
                      and 1996 (Unaudited)..................................

                  Statements of Cash Flows for the six
                      months ended June 30, 1997 and 1996
                      (Unaudited)...........................................

                  Notes to Financial Statements (Unaudited).................

        Item 2    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................

Part II           OTHER INFORMATION

        Item 6    Exhibits Index and Reports on Form 8-K....................

        Signatures..........................................................

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q contains forward-looking statements including, without limitation, statements relating to development activities of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of apartment communities could differ materially from those set forth in the forward-looking statements.

Overview

      The following discussion should be read in conjunction with the Financial Statements of the Company and the Notes thereto appearing elsewhere herein.

      As of June 30, 1997, there were 240,450 shares outstanding of which 219,450, or 91.3% were owned by the investors and 21,000, or 8.7% were owned by other stockholders (including certain officers and directors of the Company).

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

      The contract was terminated because the Company was not able to raise the necessary funds to purchase the Spring House Apartments. The $175,000 deposit was retained by the seller and expensed by the Company.

      On June 30, 1997, the Company purchased an office building in Pompano Beach, Florida for $2,600,000. The office complex has approximately 40,000 square feet. The office building where Investment Income Properties of America, Inc. has its corporate headquarters was financed through a purchase money mortgage of $2,080,000 and funds provided through loans by the individuals who also own shares in the Company. The mortgage bears interest at 1% below the prime rate is payable monthly, and is collateralized by the property. During any time the mortgage is outstanding, the seller has the option to convert the mortgage and note to common stock.

     Results of Operations for the Six Months and Ended June 30, 1997 and 1996

     For the six months ended June 30, 1997, the Company had a net loss of $451,881 compared to a net loss of $373,433 for the same period in 1996.

     Interest income increased $354 to $980 for the six months ended June 30, 1997 compared to $626 for the same period in 1996 primarily due to an increase in cash in interest bearing accounts obtained through loans from related parties.

      Interest expense increased $23,950 to $40,217 for the six months ended June 30, 1997 compared to $19,567 for the same period in 1996, primarily due to interest on loans from related parties.

      General and administrative costs were $412,644 for the six months ended June 30, 1997, respectively, compared to $354,442 for same periods in 1996, respectively.

      Results of Operations for the Three Months Ended June 30, 1997 and 1996

      For the three months ended June 30, 1997 the Company had a net loss of $359,545 compared to a net loss of $55,012 for the three months ended June 30, 1996.

      For the three months ended June 30, 1997, interest income increased $954 to $980 compared to $26 for the three months ending June 30, 1996. The increase in interest income is due to increase in cash in interest bearing accounts as a result of additional loans from related parties.

      Interest expense increased $13,883 to $23,950 for the three months ended June 30, 1997 compared to $40,067 for the period ended June 30, 1996. The increase is primarily due to increase in loans from related parties.

      Selling general and administrative expenses were $336,575 for the three months ended June 30, 1997 compared to $44,971 for the period ended June 30, 1996. The increase is primarily due to the write-off of Deferred Offering Costs as a result of the Company's unsuccessful public offering.

Liquidity and Capital Resources

      The Company's outstanding indebtedness at June 30, 1997 totalled $4,235,789. This amount includes approximately $2,059,132 in fixed rate conventional mortgages, $1,585,000 unsecured notes payable to related parties and $416,000 due to seller of property.

      At June 30, 1997, the Company had a working capital deficit of $1,709,984 as compared to working capital deficit of $777,525 at December 31, 1996. The increase in the working capital deficit was primarily attributable to an increase in loans from related parties and the purchase of the office complex.

      Net cash used in operating activities was $356,971 for the six months ended June 30, 1997 as compared to cash used in operating activities of $107,955 for the six months ended June 30, 1996. The increase in cash used in operating activities is primarily attributable to an increase in the net loss compared to the net loss in 1996. Net cash provided from investing activities was $504,584 for the six months ended June 30, 1997, as compared to cash used in operating activities of $6,504 for the six months ended June, 1996. The increase in cash used in investing activities for the six months ended June 30, 1997 was attributable primarily to the purchase of the 950 Professional Building. Net cash provided by financing activities was $1,323,500 for the six months ended June 30, 1997 as compared to net cash provided by financing activities for the six months ended June 30, 1996 of $47,500. The increase in cash provided by financing activities is primarily attributable to additional funds from related parties.

      In May 1997, the Company raised $907,500 through the issuance of notes payable to investors. These notes bear interest at the rate of 8% per annum, with principal and accrued interest, if any, payable upon the earlier of December 31, 1997 or upon the receipt by the Company of gross proceeds in the aggregate amount of not less than $4,500,000 from the public offering of the Company's securities.

      In connection with the issuance of these notes, these investors as of June 30, 1997 were given 143,050 common stock and warrants to purchase an additional 143,050 of common stock for $2.00 per share. The warrants are exercisable at any time in the next three years. No value has been ascribed to these shares or warrants.

      Net cash provided by financing activities increased from $522,500 for the six months ended June 30, 1996 to $1,585,000 for the same period in 1997 primarily due to an increase in debt proceeds.

      Net cash provided by financing activities increased from $522,500 for the six months ended June 30, 1996 to $1,585,000 for the same period in 1997 primarily due to an increase in debt proceeds and offering proceeds. The unsecured debt financing in May 1997, debt proceeds were used to finance the Company's acquisition activity in both 1997 and 1996.

Related Party Transactions:

      The Company had entered into an Advisory Agreement with Investment Income Properties of America, Inc. ("F&P") whereby F&P will seek to obtain, investigate, evaluate and recommend property investment opportunities for the Company as well administrative day-to-day operations of the Company. The Company was able to reduce the advisor fee from 1% of total funds raised to .25%.

      As of June 30, 1997, Professional Realty and Management Services, Inc., an affiliate of the advisor, is expected to provide property management services for each of the Company's properties and in exchange therefor will receive a monthly fee equal to 5% of the monthly gross revenues of the properties. Professional Realty and Management Services, Inc. is also expected to be responsible for the accounting and financial reporting responsibilities for each of the separate properties acquired by the Company. The Company will reimburse Professional Realty and Management Services, Inc. for its expenses, including salaries and related overhead expenses, associated with providing such accounting and financial reporting services. Each property management agreement will have an initial term of five years and thereafter will be renewed automatically for successive five-year terms until terminated as provided therein or until the applicable property is sold.

      The Company had entered into a property acquisition/disposition agreement under which J&W Realty of South Florida, Inc. ("J & W") would have acted as an exclusive real estate broker in connection with the Company's purchase and sales of property.

      As of June 30, 1997, under a Property Acquisition/Disposition Agreement with the Company, PRMS will agree to serve as the exclusive real estate broker in connection with both the Company's purchases and sales of properties, and in exchange for such services, such corporation will be entitled to a fee from the Company in an amount which is in accordance with the then current industry standard; provided, however, that if PRMS's fee on any such purchase and sale is less than 2% of the purchase or sale price of a property being purchased or sold by the Company, the Company will pay to PRMS such amount as is necessary for PRMS's commission on such purchase and sale to be 2% of the sale or purchase price of the property being sold or purchased.

      The accompanying financial statements have bene prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1996 which has resulted in a deterioration in the Company's financial position.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS

27.   Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                  INVESTMENT INCOME PROPERTIES
                                                  OF AMERICA, INC.



______________________________                    By: /s/ Fredric B. Layne
(Date)                                               -------------------------
                                                     Fredric B. Layne
                                                     President/CEO

                  Investment Income Properties of America, Inc.
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                   June 30, 1997   Dec. 31, 1996
                                                   -------------   -------------

Cash and cash equivalents                           $   491,605       $  29,660

Property and equipment, net                           2,571,569           9,447

Other assets
        Deposits                                             --          25,000
        Deferred offering costs                           7,098           5,000
        Deferred loan costs                               2,057           4,115
                                                    -----------       ---------
        Total assets                                $ 3,072,329       $  73,222
                                                    ===========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expense                $   181,607       $ 139,132

Mortgage note, net of current portion                    18,982              --

Notes payable to related parties                      1,585,000         677,500

Due to seller - 950 office building                     416,000              --
                                                    -----------       ---------

        Total current liabilities                     2,201,589         816,632
        Mortgage Note                                 2,040,150              --

Commitments and contingencies                                --              --

Stockholders' equity
        Common stock - $.001 par value,
        100,000,000 shares authorized,
        240,450 and 76,525 shares
        issued and outstanding                                6               1
Additional paid-in capital                               48,275          22,399
Accumulated deficit                                  (1,217,691)       (765,810)
                                                    -----------       ---------

        Total stockholders' equity                   (1,169,410)       (743,410)
                                                    -----------       ---------

        Total liabilities and stockholders'
          equity                                    $ 3,072,329       $  73,222
                                                    ===========       =========

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Six Months Ended      Three Months Ended
                                           June 30,               June 30,
                                      1997        1996        1997       1996
                                      ----        ----        ----       ----

Revenue
       Interest Income             $     980   $     626   $     980   $     26

Expenses
       Selling, general and
       administrative                412,644     354,492     336,575     44,971
                                   ---------   ---------   ---------   --------
       Loss from operations         (411,664)   (353,866)   (335,595)   (44,945)

Interest expense                      40,217      19,567      23,950     10,067
                                   ---------   ---------   ---------   --------
       Loss before income taxes     (451,881)   (373,433)   (359,545)   (55,012)

Income taxes                              --          --          --         --
                                   ---------   ---------   ---------   --------

       Net loss                    $(451,881)  $(373,433)  $(359,545)  $(55,012)
                                   =========   =========   =========   ========

Weighted Average Shares
Outstanding                          123,400      76,667     115,400     77,333
                                   =========   =========   =========   ========

Net loss per share                 $   (3.66)  $   (4.87)  $   (3.12)  $   (.71)
                                   =========   =========   =========   ========

                  Investment Income Properties of America, Inc.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                                 --------
                                                            1997         1996
                                                            ----         ----
Cash flows from operating activities:
      Net loss                                          $  (451,881)  $(373,433)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation expense                                 1,594         718
         Amortization expense                                    --       2,057
         Compensation expense from stock options             12,880          --
      Stock issued in lieu of rent expense                   25,881       5,250
      Changes in operating assets and liabilities
         Decrease in prepaid expenses                        25,000      13,017
         (Increase) decrease in other assets                    (40)    304,715
         Increase (decrease) in accounts payable and
         accrued expenses                                    42,475     (60,279)
                                                        -----------   ---------

         Net cash used in investing activities             (356,971)   (107,955)

Cash flows used in investing activities:
      Purchase of equipment                                      --      (6,504)
      Purchase of building                                 (504,584)         --
                                                        -----------   ---------

         Net cash used in operating activities             (504,584)     (6,504)

Cash flows from financing activities:
      Proceeds from notes payable to related parties        907,500      47,500
      Due to seller - 950 Office Building                   416,000          --
                                                        -----------   ---------

         Net cash provided by financing activities        1,323,500      47,500
                                                        -----------   ---------

Net increase in cash and cash equivalents                   461,945     (66,959)

Cash and cash equivalents at beginning of period             29,660      80,541
                                                        -----------   ---------

Cash and cash equivalents at end of period              $   491,605   $  13,582
                                                        ===========   =========

Supplemental information:
      Cash paid during the year for:
         Interest                                       $        --   $      --
                                                        ===========   =========
         Income taxes                                   $        --   $      --
                                                        ===========   =========

Non cash financing activities:
      Issuance of Mortgage Note to third party
      in connection with purchase of office complex     $ 2,056,066          --
                                                        ===========   =========

                  Investment Income Properties of America, Inc.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

NOTE B - FORMATION AND OPERATIONS OF THE COMPANY

      Investment Income Properties of America, Inc. (the "Company"), is a Delaware corporation which intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company has a limited operating history. The Company has been formed to invest primarily in existing residential and commercial properties in the Southeast and Southwestern regions of the United States. The Company intends to seek properties which hold potential for appreciation, including properties which may be suitable for future conversion into condominium units. The Company presently owns one office building located in Pompano Beach, Florida, but has not identified any additional properties to purchase.

NOTE C - ACQUISITION OF OFFICE BUILDING

      On June 30, 1997, the Company purchased a 31 unit business office complex located in Pompano Beach, Florida. The purchase price was for $2,600,000 and was financed through a purchase money mortgage of $2,080,000 and funds provided through loans provided by individuals who also own shares in the Company. The mortgage bears interest at 1% below the prime rate, is payable monthly, and is collateralized by the property.