Form 10QSB
period 1997-09-30
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1997-11-07
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

                                      OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

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

      _____________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

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

             265,450 shares of outstanding as of September 30, 1997

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                                      INDEX

Part I            FINANCIAL INFORMATION                               Page
                                                                      ----

        Item 1    Financial Statements

                  Balance Sheets as of September 30, 1997
                     (Unaudited) and December 31, 1996...............

                  Statements of Operations for the three months
                     and nine months ended September 30, 1997
                     and 1995 and 1996 (Unaudited)...................

                  Statements of Cash Flows for the nine
                     months ended September 30, 1997 and 1996
                     (Unaudited).....................................

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

Part II           OTHER INFORMATION


        Item 6    Exhibits Index

        Signatures...................................................

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements including, without limitation, statements relating to development activities of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward- looking statements are based on reasonable assumptions, the Company's actual results and performance of apartment communities could differ materially from those set forth in the forward-looking statements.

Overview

The following discussion should be read in conjunction with the Financial Statements of the Company and the Notes thereto appearing elsewhere herein.

As of September 30, 1997, there were 265,450 shares outstanding of which 238,000, or 89.6% were owned by the investors and 27,450 or 10.4% were owned by other stockholders (including certain officers and directors of the Company).

Historical Results of Operations

The Company entered into an agreement on December 20, 1996 to purchase the Spring House Apartments in Tamarac, Florida. The purchase price was $16,490,000 with a closing date of February 28, 1997. A deposit of $25,000 was required and paid in January 1997. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock. On January 21, 1997, the agreement to purchase Spring House Apartments dated December 20, 1996 was amended. The agreement extends the closing date to March 28, 1997. A deposit of $100,000 was required upon the execution of the amended agreement. On March 25, 1997, the agreement to purchase Spring House Apartments dated January 21, 1997 was amended. The agreement extends the closing date to May 5, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. As of June 5, 1997, the Company has not closed on the property and has$175,000 in nonrefundable deposits towards the purchase.

The contract was terminated because the Company was not able to raise the necessary funds to purchase the Spring House Apartments. The $175,000 deposit was retained by the seller and expenses by the Company.

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

Results of Operations For nine months ended September 30, 1997 and 1996.

For the nine months ended September 30, 1997, the Company had a net loss of $604,185 compared to a net loss of $428,840 for the same period ended September 30, 1996.

For the nine months ended September 30, 1997, rental income increased, $106,009 to $106,009 from $0 for the nine months ended September 30, 1996. The increase is due to rental income from the office complex acquired on June 30, 1997.

Interest income increased $422 to $1,129 for the nine months ended September 30, 1997 compared to $707 for the same period in 1996 primarily due to increase in cash in interest bearing accounts obtained through loans from related parties.

Interest expense increased $72,518 to $103,201 for the nine months ended September 30, 1997 compared to $103,201 for the same period in 1996, primarily due to increase in loans from related parties and interest on the mortgage obtained in connection with the purchase of the Office complete in June 1997.

General and administrative expense were $607,763 for the nine months ended September 30, 1997 compared to $398,864 for the same period in 1996. The increase is primarily due to increased professional Fees and operating costs associated with the newly acquired office complex.

Results of Operations For the three months ended September 30, 1997 and 1996.

For the three months ended September 30, 1997 the Company had a net loss of $176,428 compared to a net loss of $255,407 for the three months ended September 30, 1996.

For the three months ended September 30, 1997, interest income increased $68 to $149 compared to $81 for the three months ending September 30, 1996. The increase in interest income is due to an increase in cash in interest bearing accounts as a result of additional funds from related parties.

Interest expense increased $51,868 to $62,984 for the three months ended September 30, 1997 compared to $11,116 for the three months ended September 30, 1996, primarily due to increase in loans from related parties and interest from the mortgage on the office complex.

Selling general and administrative expenses were $219,602 for the three months ended September 30, 1997 compared to $44,372 for the three months ended September 30, 1996. The increase is primarily due to increase in professional fees and costs associated with the purchase of the office complex in June, 1997.

Liquidity and Capital Resources

The Company's outstanding indebtedness at September 30, 1997 totalled $3,916,685. This amount includes approximately $2,059,132 in fixed rate conventional mortgages and $1,585,000 of unsecured notes payable to related parties.


At September 30, 1997, the Company had a working capital deficit of $1,822,158 as compared to working capital deficit of $777,525 at December 31, 1996. The increase in the working capital deficit was primarily attributable to an increase in loans from related parties.

Net cash used in operating activities was $503,060 for the nine months ended September 30, 1997 as compared to cash used in operating activities of $148,866 for the nine months ended September 30, 1996. The increase in cash used in operating activities is primarily attributable to an increase in the net loss for the nine months ended September 30, 1997, as compared to the same period in 1996. Net cash provided from investing activities was $507,650 for the nine months ended September 30, 1997, as compared to cash used in investing activities of $6,504 for the nine months ended September 30, 1996. The increase in cash used in investing activities for the nine months ended September 30, 1997 was attributable primarily to the purchase of the office complex(the 950 Professional Building). Net cash provided by financing activities was $1,034,334 for the nine months ended September 30, 1997 as compared to net cash provided by financing activities for the nine months ended September 30, 1996 of $97,500. The increase in cash provided by financing activities is primarily attributable to additional funds provided by related parties.

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

                                          INVESTMENT INCOME PROPERTIES
                                          OF AMERICA, INC.


                                          /s/ Fredric B. Layne
------------------------------            ----------------------------
(Date)                                       Fredric B. Layne
                                             President/CEO

                  Investment Income Properties of America, Inc.
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  Sept. 30, 1997  Dec. 31, 1996
                                                  --------------  -------------

Cash and cash equivalents                            $    53,284   $  29,660

Prepaid Expenses                                           1,883        --

Due from Affiliate                                         2,514        --

Property and equipment, net                            2,554,680       9,447

Other assets
      Deposits                                              --        25,000
      Deferred offering costs                             31,581       5,000
      Deferred loan costs                                  1,029       4,115
                                                     -----------   ---------

      Total assets                                   $ 2,644,971   $  73,222
                                                     ===========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expense                 $   185,905   $ 139,132

Mortgage note, current portion                            19,220        --

Notes payable to related parties                       1,674,714     677,500
                                                     -----------   ---------

      Total current liabilities                        1,879,839     816,632

Mortgage Note                                          2,036,846        --

Commitments and contingencies                               --          --

Stockholders' equity
      Common stock - $.001 par value,
      100,000,000 shares authorized;
      265,450 shares issued and outstanding                   31           1
Additional paid-in capital                                98,250      22,399
Accumulated deficit                                   (1,369,995)   (765,810)
                                                     -----------   ---------

      Total stockholders' equity                      (1,271,714)   (743,410)
                                                     -----------   ---------

      Total liabilities and stockholders' equity     $ 2,644,971   $  73,222
                                                     ===========   =========

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Nine Months Ended        Three Months Ended
                                      Sept. 30,                 Sept. 30,
                                    1997       1996        1997        1996
                                    ----       ----        ----        ----

Revenue
      Interest Income           $   1,129   $     707   $     149   $      81
      Rental Income               106,009        --       106,009        --

Expenses
      Selling, general and
      administrative              607,763     398,864     219,602      44,372
                                ---------   ---------   ---------   ---------

      Loss from operations       (500,625)   (398,157)   (113,444)    (44,291)

Interest expense                  103,201      30,683      62,984      11,116
                                ---------   ---------   ---------   ---------

      Loss before income taxes   (603,826)   (428,840)   (176,428)    (55,407)

Income taxes                          359        --          --          --
                                ---------   ---------   ---------   ---------

      Net loss                  $(604,185)  $(428,840)  $(176,428)  $(255,407)
                                =========   =========   =========   =========

Weighted Average Shares
Outstanding                       124,733      79,556     115,400      85,333
                                ---------   =========   =========   =========

Net loss per share              $   (4.84)  $   (5.39)  $   (1.53)  $    (.65)
                                =========   =========   =========   =========

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine Months Ended
                                                            September 30,
                                                            -------------
                                                           1997       1996
                                                           ----       ----
Cash flows from operating activities:
     Net loss                                        $  (604,185)  $(428,840)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation expense                              18,483       1,515
        Amortization expense                               3,086       3,086
        Compensation expense from stock options           12,880        --
     Stock issued in lieu of rent expense                 25,881      10,500
     Changes in operating assets and liabilities
        (Increase) decrease in prepaid expenses           (1,883)     13,017
        (Increase) decrease in other assets               (4,095)    308,899
        Increase (decrease) in accounts payable and
        accrued expenses                                  46,773     (57,043)
                                                     -----------   ---------
        Net cash used in operating activities           (503,060)   (148,866)

Cash flows used in investing activities:
     Purchase of equipment                                  --        (6,504)
     Purchase of building                               (507,650)       --
                                                     -----------   ---------
        Net cash used in investing activities           (507,650)     (6,504)

Cash flows from financing activities:
     Proceeds from notes payable to related parties      997,214      97,500
     Proceeds from issuance of common stock               37,120        --
                                                     -----------   ---------
        Net cash provided by financing activities      1,034,334      97,500
                                                     -----------   ---------

Net increase (decrease) in cash and cash equivalents     23,624     (57,870)

Cash and cash equivalents at beginning of period          29,660      80,541
                                                     -----------   ---------

Cash and cash equivalents at end of period           $    53,284   $  22,671
                                                     ===========   =========

Supplemental information:
     Cash paid during the year for:
        Interest                                     $    25,730   $    --
                                                     ===========   =========
        Income taxes                                 $       787   $    --
                                                     ===========   =========

Non-cash financing activities:
     Issuance of Mortgage Note to
     third party in connection with
     purchase of office complex                      $2,056,066         --
                                                     ==========    =========

                  Investment Income Properties of America, Inc.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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