Form 10KSB
period 1997-12-31
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1998-04-13
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
      [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
      [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________     Commission file number: 33-95758


                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                   65-0544042
   -------------------------------       -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

950 North Federal Highway, Suite 219         Pompano Beach, Florida  33062
------------------------------------         -----------------------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:  954-783-2004

Securities registered under Section 12(b) of the Exchange Act:  none

Securities registered under Section 12(g) of the Exchange Act:  none


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.
Yes X   No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $ 203,429.00
                                                                 -----------

       The market value of the voting and non-voting common equity held by non-affiliates is $0.
       -------------------------------------------------------------------
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 374,125 shares of the Registrant's Common Stock, par value $.001 per share outstanding on December 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE



Transitional Small Business Disclosure Format (check one):  Yes_____  No   X

                                     PART I


Item 1.       Business
------        --------

Overview

       Investment Income Properties of America, Inc. (the ACompany@) was incorporated in the State of Delaware on January 4, 1995. Initial capitalization occurred on January 13, 1995. The business of the Company is to invest primarily in existing residential and commercial properties in the Southeast and Southwestern Regions of the United States. On June 30, 1997, the Company purchased the 950 Professional Building, a three story office complex consisting of 40,000 sq. ft., having an address of 950 North Federal Highway, Pompano Beach, Florida. The Company will use one suite on the property as its corporate headquarters. The complete investment objectives and policies of the Company are described under the caption "Investment Objectives and Policies" on pages 31 through 37 of the Company's Prospectus dated February 15, 1996 (the "Prospectus") filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-11 (Registration No. 33-95758), which are hereby incorporated by reference.

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

       As of the end of 1997, the Company owned only one property. However, the following is a summary of three properties the Company has considered to be purchased during 1997.

       The Company entered into an agreement on October 2, 1996 to purchase the Kendale Gardens Apartments in Miami, Florida. The purchase price was $7,135,000 with a closing date of November 15, 1996. A deposit of $10,000 was required at the time the agreement was signed. On December 17, 1996, the agreement to purchase Kendale Garden Apartments dated October 2, 1996, was amended. The amended agreement reduces the purchase price to $6,925,000 if purchased by February 28, 1997. A deposit of $15,000 was required upon the execution of the amended agreement. On February 28, 1997, the agreement to purchase Kendale Gardens Apartments dated December 17, 1996, was amended. The amended agreement increases the purchase price to $6,975,000, if purchased by April 30, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. On June 5, 1997, the agreement was amended to extend the closing date to July 31, 1997. A deposit of $25,000 was required upon the execution of this amendment. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock. In June 1997, these deposits were written-off due to the purchase not materializing.

       The Company entered into an agreement on December 20, 1996 to purchase the Spring House Apartments in Tamarac, Florida. The purchase price was $16,490,000 with a closing date of February 28, 1997. A deposit of $25,000 was required and paid in January 1997. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock. On January 21, 1997, the agreement to purchase Spring House Apartments dated December 20, 1996, was amended. The agreement extends the closing date to March 28, 1997. A deposit of $100,000 was required upon the execution of the amended agreement. On March 25, 1997, the agreement to purchase Spring House Apartments dated January 21, 1997 was amended. The agreement extends the closing date to May 5, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. As of June 5, 1997, the Company has not closed on the property and has $175,000 in nonrefundable deposits toward the purchase. In June 1997, these deposits were written-off due to the purchase not materializing.

Item 2.       Properties
------        ----------

       On June 30, 1997, Investment Income Properties of American (the "Company") purchased 950 Professional Building, a three story office complex consisting of 40,000 square feet, having an address of 950 North Federal Highway, Pompano Beach, Florida (the "Property"). The Company purchased the Property for $2,600,000. The purchase was financed through a purchase money mortgage of $2,080,000 and funds provided through loans by individuals who also own shares in the Company. The mortgage bears interest at 1% below the prime rate, is payable monthly and is collateralized by the property. During any time the mortgage is outstanding, the seller has the option to convert the mortgage and note to common stock of the Company. Title to the Property was conveyed by a fee simple warranty.

       The Property consists of 31 rental suits, 29 of which are currently leased to 29 tenants that are engaged in a variety of businesses, including financial services, investment banking, publishing, computer technology, health care services, accounting and law. The suites provide for a combined total of 26,000 square feet of rentable area. The Company purchased the Property from a third party, unaffiliated with the Company, that had owned the Property and leased office space thereon for the past 20 years. The Company will use one suite on the Property as its corporate headquarters and continue to use the remainder of the Property as office building rental or leasing space.

       In consideration of services rendered to the Company in connection with the selection and acquisition of the Property, the Company will pay Professional Realty and Management Services, Inc. ("PRMS"), an affiliate of the Company, a property acquisition fee of 4% of the purchase price of the Property or $104,000 when the equity for the acquisition of the Property is fully raised. PRMS will serve as property manager for the Property and will be paid a monthly management fee equal to 5% of the gross revenues of the Property.

The Company's other two real estate properties under contract are described in
Item 1, which is hereby incorporated herein by reference.

Item 3.       Legal Proceedings
------        -----------------

       The Company is not involved in any pending litigation.


Item 4.       Submission of Matters to a Vote of Security Holders
------        ---------------------------------------------------

       No matters were submitted to a vote of security holders in 1997.


Item 4a.      Executive Officers
-------       ------------------

       The following table sets forth certain information concerning the individuals who constitute the sole executive officers of the Company:

                                                                                        First Became
       Name                    Age                     Position                         an Officer
       ----                    ---                     --------                         ------------
Philip Layne                   78                    Chairman of the Board 1995

Fredric B. Layne               47                    President/Treasurer, CEO             1995

Douglas I. Layne               41                    Secretary                            1995

       Fredric B. Layne is President, Chief Executive Officer, shareholder and Director of Professional Realty and Management Services, Inc. This Company is involved in the acquisition and management of commercial and residential real properties. Since 1991, Mr. Layne has held executive and/or ownership positions in several corporations involved in the management of and investment in real estate.

         Douglas I. Layne is a Secretary of Professional Realty and Management Services, Inc. He has worked for the Company, or its predecessors since 1991.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
------  -----------------------------------------------------------------
        Matters
        -------

       The Company's common stock is known as common shares, $.001 par value.

       On December 31, 1997, 374,125 shares of the common stock were issued and outstanding.

       On December 31, 1997, there were 31 shareholders of common stock.

       Since commencing operations on January 13, 1995, the Company made no cash distributions to holders of its common shares. No distributions are foreseen for the future at this time.


Item 6. Selected Financial Data
------  -----------------------

        Item intentionally left blank.


Item 7. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

       The Company invests primarily in existing residential and commercial properties in the Southeast and Southwestern Regions of the United States. The Company intends to quality as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes. The Company has been capitalized primarily through a limited number of investors through the purchase of units. At December 31, 1997, $1,560,000 was owed to these investors. Changes in the Company's liquidity and capital resources reflect the inability of management and their underwriters in the lack of sales of shares to investors which effect the ability of the Company for periodic acquisitions of properties by the Company. Similarly, the lack of results from operations reflect decreases in income, and the capital base of the Company.

       Liquidity and Capital Resources

       There was a significant change in the Company's liquidity during the year ended December 31, 1997. During 1997, the Company was only able to sell 145,200 shares of its units to its investors bringing the total number of shares outstanding to 253,600. The total gross proceeds from the shares sold in 1997 was $907,500. With this additional capital, the Company's gross capitalization still decreased from $(743,410) at December 31, 1996 to $(1,260,907) December 31, 1997. Shares were sold through the Company's management to enhance the financial structure of the firm.

       The Company entered into an agreement on October 2, 1996 to purchase the Kendale Gardens Apartments in

Miami, Florida. The purchase price was $7,135,000 with a closing date of November 15, 1996. A deposit of $10,000 was required at the time the agreement was signed. On December 17, 1996, the agreement to purchase Kendale Garden Apartments dated October 2, 1996, was amended. The amended agreement reduces the purchase price to $6,925,000 if purchased by February 28, 1997. A deposit of $15,000 was required upon the execution of the amended agreement. On February 28, 1997, the agreement to purchase Kendale Gardens Apartments dated December 17, 1996, was amended. The amended agreement increases the purchase price to $6,975,000, if purchased by April 30, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. On June 5, 1997, the agreement was amended to extend the closing date to July 31, 1997. A deposit of $25,000 was required upon the execution of this amendment. In June 1997, these deposits were written-off due to the purchase not materializing.

       The Company entered into an agreement on December 20, 1996 to purchase the Spring House Apartments in Tamarac, Florida. The purchase price was $16,490,000 with a closing date of February 28, 1997. A deposit of $25,000 was required and paid in January 1997. The apartment building purchase will be financed by a private placement or a public offering of the Company's stock. On January 21, 1997, the agreement to purchase Spring House Apartments dated December 20, 1996, was amended. The agreement extends the closing date to March 28, 1997. A deposit of $100,000 was required upon the execution of the amended agreement. On March 25, 1997, the agreement to purchase Spring House Apartments dated January 21, 1997 was amended. The agreement extends the closing date to May 5, 1997. A deposit of $25,000 was required upon the execution of the amended agreement. As of June 5, 1997, the Company has not closed on the property. In June 1997, these deposits were written-off due to the purchase not materializing.

       The Company is working on additional funding by a private placement or a public offering of the Company's Stock.

       The Company intends to hold all of its properties on a totally unleveraged basis. However, the Company will borrow in conjunction with the purchase of properties. The full balance of the debt incurred will be repaid through the sale of additional shares.

       Cash and cash equivalents totalled $153,552 on December 31, 1997 versus $29,660 on December 31, 1996. During the year, the Company did not distribute any return of capital or dividends to shareholders.

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

       Results of Operations

       The results of the Company's operations for the year December 31, 1997 does include the one property acquisition where the Company relies on rental income generated by the property for its cash for the payment of operating expenses. The Company has had no other sources of revenue. The Company had a net loss of $1,201,157 compared to a loss of $567,691 in 1996.

       Selling, general and administrative expenses increased $709,647 to $1,237,901 in 1997, compared to $528,254 in 1996. The increase is due to the write-off of deposits of $250,000, compensation expense from granting stock options of $434,160, expenses incurred in operating the office building, and increase in general corporate expenses.

       Interest expense increased by $127,959 to $168,124 in 1997 compared to $40,165 in 1996. The increase is due to the increase in notes payable to investors which increased by $882,500 in 1997.

       The Company's other source of income is the investment of its cash and reserves. The Company had an increase in interest income to $1,439 in 1997 from $1,120 in 1996. The Company believes with its efforts in marketing their initial public offering of the Company's shares to raise funds, there will be an increase of interest income to the Company.

       Impact of Inflation.

       The Company does not believe that inflation had any significant impact on the operation of the Company in 1997. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be more than offset by increases in rental income. Continued inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.


Item 8.       Financial Statements and Supplementary Data
------        -------------------------------------------

       The Financial Statements of the Company required to be included in this item are set forth in item 12 of this report and are hereby incorporated herein by reference.

                                    PART III

Item 9.       Directors and Executive Officers of the Company
------        -----------------------------------------------

       The information required by this item is incorporated by this reference to the Company's Prospectus dated February 15, 1996, under the heading "Management", pages 41 through 44.


Item 10.      Security Ownership of Certain Beneficial Owners and Management
-------       --------------------------------------------------------------

       The information required by this item is incorporated by this reference to the Company's Prospectus dated February 15, 1996, under the heading "Principal Stockholders", pages 39 through 40.

Item 11.      Certain Relationships and Related Transactions
-------       ----------------------------------------------

       The information required by this item is incorporated by this reference to the Company's Prospectus dated February 15, 1996, under the heading "Conflicts of Interest", pages 28 through 30.

Item 12       Exhibits and Financial Statement Schedules.
-------       ------------------------------------------

       (a)    Documents filed as part of the report

1.      Financial Statements
        Independent Auditors Reports of Grant Thornton LLP (included as page F-1 of this report)

        Balance Sheets
                 December 31,  1997  and 1996

        Statement of Operations
                 Years ended December 31, 1997 and 1996.

        Statements of Stockholders' Equity
                 Years ended December 31, 1997 and 1996.

        Statements of Cash Flows
                 Years ended December 31, 1997 and 1996.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 1998.

                                           INVESTMENT INCOME PROPERTIES OF
                                            AMERICA, INC.


                                           By:  /s/ Fredric B. Layne
                                                -------------------------
                                                Fredric B. Layne
                                                President

                                           By:  /s/ Douglas I. Layne
                                                -------------------------
                                                Douglas I. Layne
                                                Secretary

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

Signatures                                    Capacity                                          Date
----------                                    --------                                          ----

/s/ Philip Layne
--------------------------
Philip Layne                                Director, Chairman of the Board                  March 31, 1998


/s/ Fredric B. Layne
--------------------------
Fredric B. Layne                            Director, President & Treasurer                  March 31, 1998


/s/ Dr. Winston Mclean
--------------------------
Dr. Winston Mclean                          Director                                         March 31, 1998


/s/ Ela Meireles
-------------------------
Ela Meireles                                Director                                         March 31, 1998


--------------------------
Richard Hewitt III                          Director                                         March 31, 1998


/s/ Annie Betancourt
--------------------------
Annie Betancourt                            Director                                         March 31, 1998


/s/ Richard Arthur
--------------------------
Richard Arthur                              Director                                         March 31, 1998


/s/ Pedro. J. Martinez-Fraga
--------------------------
Pedro. J. Martinez-Fraga                    Director                                         March 31, 1998


/s/ Carl R. Walston
-------------------------
Carl R. Walston                             Director                                         March 31, 1998


                                INDEX TO EXHIBITS

Exhibit
Number                                 Description
-------                                -----------

    3.1           Amended and Restated Articles of Incorporation of the
                  Company.  (Exhibit 3.1)*

    3.2           Bylaws of the Company (Exhibit 3.2)*

   10.1           Advisory Agreement between the Company and F & P Realty
                  Advisors, Inc.*

   10.2 Form of Property Management Agreement between the Company and Professional Realty and Management Services, Inc. (Exhibit
                  10.2)*

   10.3 Property Acquisition/Disposition Agreement between the Company and Professional Realty and Management Services, Inc.
                  (Incorporated by reference to the Exhibit of the same number filed with the Commission in the Company's registration statement on Form S-11 (Registration No. 33-95758)). This is a management contact with a company affiliated with officers of the Company.

   10.7           Registrar, Transfer Agent and Disbursement Agent
                  Agreement between the Company and American Stock & Transfer*



* to be filed by amendment

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Investment Income Properties of America, Inc.

We have audited the accompanying balance sheet of Investment Income Properties of America, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the period from January 4, 1995 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Income Properties of America, Inc. at December 31, 1995 and 1996, and the results of its operations and its cash flows for the period from January 4, 1995 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $567,691 for the years ended December 31, 1997, and as of that date, the Company=s liabilities exceeded its assets by $743,410. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans in regard to these matters are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton
----------------------
    Grant Thornton

Fort Lauderdale, Florida
April 22, 1997 (except for Note B which is dated June 5, 1997 and Note I which is dated June 30, 1997)

                  Investment Income Properties of America,Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996




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



The accompanying notes are an integral part of these statements.