Form 10KSB/A
period 1997-12-31
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1998-04-30
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

(Mark One)
      [ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

      [    ]    Transition Report under Section 13 or 15(d) of the Securities
                Exchange Act of 1934

For the transition period from _____________ to _____________

                        Commission file number: 33-95758


                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                   65-0544042
------------------------------------        ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

950 North Federal Highway, Suite 219             Pompano Beach, Florida  33062
------------------------------------             -----------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  954-783-2004

Securities registered under Section 12(b) of the Exchange Act:  none

Securities registered under Section 12(g) of the Exchange Act:  none


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

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

           The Company has sustained substantial losses from operations since inception which has resulted in a deterioration in the Company's financial position. This raises substantial doubt about the Company's ability to continue as a going concern. (See Note J of the Financial Statements) The Company's independent Auditors have qualified their opinion to reflect this uncertainty.

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

       Results of Operations

       The results of the Company's operations for the year December 31, 1997 does include the one property acquisition where the Company relies on rental income generated by the property for its cash for the payment of operating expenses. The Company has had no other sources of revenue. The Company had a net loss of $1,201,157 in 1997 compared to a loss of $567,691 in 1996.


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

           In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, regarding the year 2000 issue. The consensus was that costs associated with modifying computer software for the year 2000 be expended as incurred. The Company is assessing the extent of the necessary modification to its computer software but anticipates that it will not have material effect on the Company's financial statements.


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

                                    PART III

Item 9.       Directors and Executive Officers of the Company
------        -----------------------------------------------

       The information required by this item is to be included in this item are set forth in item 12 of this report and are hereby incorporated by reference.

Item 10.      Security Ownership of Certain Beneficial Owners and Management
-------       --------------------------------------------------------------

       The information required by this item is to be included in this item are set forth in item 12 of this report and are hereby incorporated by reference.

Item 11.      Certain Relationships and Related Transactions
-------       ----------------------------------------------

       The information required by this item is to be included in this item are set forth in item 12 of this report and are hereby incorporated by reference.

Item Number 11  Certain Relationships and Related Transactions
                ----------------------------------------------

In 1997, the Company has entered into a management agreement with Professional Realty and Management Services, Inc. (PRMS), whereby PRMS will manage all properties acquired by the Company for a monthly fee of 5% of monthly gross revenues of the properties. In addition, the Company will reimburse PRMS for its expenses, including salaries and related over-head expenses, associated with accounting and financial reporting services rendered by PRMS under the property management agreements. PRMS is 60% owned by Layne Property Investments, Inc. whose owner is an officer of the company.

The Company has entered into an advisory agreement with F & P Realty Advisors, Inc. ( F&P) whereby F & P will seek to obtain, investigate, evaluate and recommend property investment opportunities for the Company as well as administer the day-to-day operations of the Company. F & P will receive an annual Asset Management Fee, based upon the ratio of Funds from Operations to Total Contributions (such ratio is called the "Return Ratio"), of between 0.1% and 0.25 % of Total Contributions.

A principal in a law firm which provides services to the Company is also a director and stockerholder of the Company, In 1996, he resigned as a director, but is still a stockholder and provides legal advise on real estate.
He owns less than 5% of the issued and outstanding stock of the Company.

A director, who is also a stockholder of the Company, provides acquisition services to the Company. The total fees charged were $7,715 and $ 5,000 in 1997 and 1996, respectively.

Item 12       Exhibits and Financial Statement Schedules.
-------       -------------------------------------------

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

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Investment Income Properties of America, Inc.

We have audited the accompanying balance sheets of Investment Income Properties of America, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Income Properties of America, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,201,157 for the years ended December 31, 1997, and as of that date, the Company's liabilities exceeded its assets by $1,260,907. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Fort Lauderdale, Florida
February 20, 1998

                  Investment Income Properties of America, Inc.

                                 BALANCE SHEETS

                                  December 31,


                                     ASSETS

                                                                                    1997                1996
                                                                             ----------------    -----------
Cash and cash equivalents                                                    $        153,552    $        29,660
Income tax receivable                                                                     787                  -
Due from affiliate                                                                      7,050                  -
                                                                             ----------------     --------------
                  Total current assets                                                161,389             29,660

Property, plant and equipment of net accumulated
  depreciation of $37,163 and $441, respectively                                    2,538,475              9,447
Other assets
     Deposit                                                                                -             25,000
     Deferred offering costs                                                           34,949              5,000
     Deferred loan costs                                                                    -              4,115
                                                                             ----------------    ---------------

                  Total assets                                               $      2,734,813    $        73,222
                                                                             ================    ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued expenses                                        $        302,825    $       139,132
Mortgage note payable - current portion                                                19,582                  -
Notes payable - related parties                                                     1,560,000            677,500
Notes payable to affiliate                                                             81,500                  -
                                                                             ----------------     --------------
                  Total liabilities                                                 1,963,907            816,632

Mortgage note payable, net of current portion                                       2,031,813                  -

Commitments and contingencies                                                               -                  -

Stockholders' equity
     Common stock - $.001 par value, 100,000,000
       shares authorized, 374,125 and 109,800 shares
       issued and outstanding                                                             124                  1
     Additional paid-in capital                                                       705,936             22,399
     Accumulated deficit                                                           (1,966,967)          (765,810)
                                                                             ----------------    ---------------
                  Total stockholders' equity                                       (1,260,907)          (743,410)
                                                                             ----------------    ---------------

                  Total liabilities and stockholders' equity                 $      2,734,813    $        73,222
                                                                             ================    ===============


                  Investment Income Properties of America, Inc.

                            STATEMENTS OF OPERATIONS

                        For the Years Ended December 31,


                                                                                   1997                  1996
                                                                             ----------------    ---------------
Revenue
     Rental income                                                           $        203,429    $             -

Expenses
     Selling, general and administrative                                            1,237,901            528,254
                                                                             ----------------    ---------------

                  Loss from operations                                             (1,034,472)          (528,254)

Other (income) expense
     Interest expense                                                                 168,124             40,165
     Interest income                                                                   (1,439)            (1,120)
                                                                             ----------------    ---------------

                  Loss before income taxes                                         (1,201,157)          (567,299)

Income taxes                                                                                -                392
                                                                             ----------------    ---------------

                  Net loss                                                   $     (1,201,157)   $      (567,691)
                                                                             ================    ===============

                  Net loss per share                                         $          (5.79)   $         (6.75)
                                                                             ================    ===============


                  Investment Income Properties of America, Inc.

                      STATEMENT OF STOCKHOLDERS' (DEFICIT)

                 For the Years Ended December 31, 1997 and 1996


                                   Common Stock                 Paid-In           Accumulated
                             Shares          Amount             Capital             Deficit                  Total
                             ------          ------             -------           -----------                -----
Balance at
  December 31,
  1995                          76,000      $      -           $      -           $    (198,119)      $    (198,119)

Issuance of stock               33,800             1             13,999                       -              14,000

Stock options
  granted                            -             -              8,400                       -               8,400

Net loss for the
  year ended
  December 31,
  1996                               -             -                  -                (567,691)           (567,691)
                          ------------      --------         ----------            ------------        ------------

Balance at
  December 31,
  1996                         109,800             1             22,399                (765,810)           (743,410)

Issuance of stock              264,325           123            249,377                       -             249,500

Stock options
  granted                            -             -            434,160                       -             434,160

Net loss for the
  year ended
  December 31,
  1997                               -             -                  -              (1,201,157)         (1,201,157)
                          ------------      --------         ----------            ------------        ------------

Balance at
  December 31,
  1997                         374,125      $    124         $  705,936            $ (1,966,967)       $ (1,260,907)
                          ============      ========         ==========            ============        ============

                  Investment Income Properties of America, Inc.

                            STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,

                                                                                    1997                1996
                                                                             ----------------    ----------------
Cash flows from operating activities:
     Net loss                                                                $     (1,201,157)     $    (567,691)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation expense                                                          34,688              2,034
         Compensation expense from stock options                                      434,160              8,400
         Stock issued in lieu of rent expense                                               -             14,000
         Changes in operating assets and liabilities
              Increase (decrease) in prepaid expenses                                    (787)            13,017
              Increase (decrease) in due from affiliate                                (7,050)
              Increase (decrease) in other assets                                        (834)           283,013
              Increase (decrease) in accounts payable accrued
                expenses                                                              163,693                351
                                                                             ----------------    ---------------
                  Net cash used in operating activities                              (577,287)          (246,876)

Cash used in investing activities:
     Purchase of building                                                            (483,716)                 -
     Purchase of equipment                                                                  -             (6,505)
                                                                             ----------------    ---------------
                  Net cash used in investing activities                              (483,716)            (6,505)

Cash flows from financing activities:
     Proceeds from issuance of stock                                                  249,500                  -
     Payment on mortgage note                                                         (28,605)                 -
     Proceeds from notes payable - related parties                                    882,500            202,500
     Proceeds from notes payable to affiliate                                         104,000                  -
     Payment on notes payable to affiliate                                            (22,500)                 -
                                                                             ----------------    ---------------
                  Net cash provided by financing activities                         1,184,895            202,500
                                                                             ----------------    ---------------

Net increase (decrease) in cash and cash equivalents                                  123,892            (50,881)

Cash and cash equivalents at beginning of period                                       29,660             80,541
                                                                             ----------------    ---------------

Cash and cash equivalents at end of period                                   $        153,552    $        29,660
                                                                             ================    ===============

Supplemental information:
     Cash paid during the year for:
         Interest                                                            $              -    $             -
                                                                             ================    ===============
         Income taxes                                                        $            787    $             -
                                                                             ================    ===============

Noncash investing and financing activity:
     The Company acquired an office building financed through a mortgage note of $2,080,000

                                       11

                  Investment Income Properties of America, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

     Investment Income Properties of America, Inc. (the "Company") was incorporated on January 4, 1995. The Company was formed for the purpose of becoming a Real Estate Investment Trust (REIT) which will invest primarily in rental apartment and commercial buildings.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Deferred Offering Costs
     -----------------------

     At December 31, 1995, the Company has incurred costs in the amount of $233,898 in connection with an expected public offering of equity securities. During 1996, the Company concluded that the expected public offering would not be completed and therefore wrote-off these costs. During 1997, the Company incurred cost of $34,949 in connection with its second attempt at an initial public offering of equity securities.

     Deferred Loan Costs
     -------------------

     Costs incurred in connection with the issuance of the notes payable have been capitalized and will be amortized using the interest method over the life of the loan.

     Fixed Assets
     ------------

     Fixed assets are stated at cost, less accumulated depreciation. The Company provides for depreciation using the straight-line method over the assets estimated useful lives.

     Income Taxes
     ------------

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

     Use of Estimates
     ----------------

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

     Impairment of Long-Lived Assets
     -------------------------------

     The Company evaluates long-lived assets and certain intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized when the carrying amounts of such assets and liabilities cannot be recovered by the discounted net cash flow they will generate.

     Stock Options
     -------------

     Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. The additional disclosures required by SFAS 123 are contained in Note G. Stock options issued to nonemployees are accounted for in accordance with SFAS 123.

     Loss Per Share
     --------------

     The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in 1997. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement as well as the restatement of prior periods presented.

     Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share includes dilutive common stock equivalents in the weighted average shares outstanding and has not been presented as it is anti-dilutive in 1996 and 1997.
                                                                    (continued)

     ---------------

     The Company's common stock equivalents consists of stock options which are anti-dilutive since the exercise price of the options equals the fair value of the stock at the date of grant and since the Company has net losses. Therefore, diluted net loss per share is not presented. The components used in calculating basic loss per share is as follows:

                                                       Weighted
                                                        Average         Loss
                                      Net Loss          Shares        Per Share
                                      --------         --------       ---------

                  1997            $    (1,201,157)     207,437     $     (5.79)
                  1996            $      (567,691)      84,017     $     (6.75)

NOTE B - ACQUISITION OF OFFICE BUILDING

     On June 30, 1997, the Company purchased an office building in Pompano Beach, Florida for $2,600,000. The purchase was financed through a purchase money mortgage of $2,060,000 and funds provided through loans by individuals who also own shares in the Company. The mortgage bears interest at 1% below the prime rate, is payable monthly, and is collateralized by the property (see Note D). During any time the mortgage is outstanding, the seller has the option to convert the mortgage and note to common stock of the Company.

NOTE C - NOTES PAYABLE TO RELATED PARTIES

     In 1997 and 1996, the Company raised $907,500 and $677,500, respectively, through the issuance of notes payable to investors. These notes bear interest at the rate of 8% per annum, with principal and accrued interest, if any, payable upon the earlier of December 31, 1998 or upon the receipt by the Company of gross proceeds in the aggregate amount of not less than $10,000,000 from the public offering of the Company's securities.

     In connection with the issuance of these notes, these investors as of December 31, 1997 were given 253,600 common stock and warrants to purchase an additional 253,600 of common stock for $2.00 per share. The warrants are exercisable at any time in the next three years. No value has been ascribed to these shares or warrants.

NOTE D - MORTGAGE NOTE PAYABLE

     In June 30, 1997, the Company purchased an office building for $2,600,000 financed through a purchase money mortgage of $2,060,000 (see Note B). The mortgage bears interest at 1% below the prime rate (7.5% at December 31, 1997), is payable monthly, and is collateralized by the property.

     The aggregate maturities of mortgage note payable at December 31, 1997 are summarized as follows:

                                    1998                        $    19,582
                                    1999                             21,103
                                    2000                             22,741
                                    2001                             24,506
                                    2002                             26,409
                                    Thereafter                    1,937,054
                                                               ------------
                                                                $ 2,051,395
                                                               ============
NOTE E - COMMITMENTS

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

                                                                    (continued)

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

NOTE F - STOCKHOLDERS' EQUITY

     The Board has authorized the filing of a registration statement relating to an initial public offering of common stock. The net proceeds from the issuance and sale of the common stock will be used to purchase rental property.

NOTE G - RELATED PARTY TRANSACTIONS

     In 1997, the Company has entered into a management agreement with Professional Realty and Management Service (PRMS), whereby PRMS will manage all properties acquired by the Company for a monthly fee of 5% of monthly gross revenues of the properties. In addition, the Company will reimburse PRMS for its expenses, including salaries and related over-head expenses, associated with accounting and financial reporting services rendered by PRMS under the property management agreements. PRMS is 60% owned by Layne Property Investment, Inc. whose owner is an officer of the Company. The Company incurred $10,815 in management fees during 1997.

     The Company has entered into an advisory agreement with F&P Realty Advisors, Inc. (F&P) whereby F&P will seek to obtain, investigate, evaluate and recommend property investment opportunities for the Company as well as administer the day-to-day operations of the Company. F&P will receive an annual Asset Management Fee, based upon the ratio of Funds from Operations to Total Contributions (such ratio is called the "Return Ratio"), of between 0.1% and 0.25% of Total Contributions.

     The percentage used to determine the Asset Management Fee will be 0.1% if the Return Ratio for the preceding calendar quarter is 6% or less, 0.15% if the Return Ratio for the preceding calendar quarter is more than 6% but not more than 8%, and 0.25% if the Return Ratio for the preceding calendar quarter is more than 8%. ("Funds from Operations" is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, and after adjustments for significant non-recurring items and unconsolidated partnerships and joint ventures, if any. "Total Contributions" is defined as the gross proceeds from the sale of the Shares).

     The Company has entered into a property acquisition/disposition agreement under which PRMS will act as an exclusive real estate broker in connection with the Company's purchase and sales of property. PRMS will be entitled to a fee from the Company in an amount which is in accordance with the then current industry standard; provided, however, that if PRMS's fee on any such purchase and sale is less than 2% of the purchase or sale price of a property being purchased or sold by the Company, the Company will pay to PRMS such amount as is necessary for PRMS's commission on such purchase or sale to be 2% of the sale or purchase price of the property being sold or purchased. The Company paid $104,000 in commission in a form of a note to PRMS in connection with the acquisition of an office building during 1997.

     A principal in a law firm which provides services to the Company is also a director and stockholder of the Company. In 1996, he resigned as a director, but is still a stockholder and provides legal advise on real estate. He owns less than 5% of the issued and outstanding stock of the Company.

     A director, who is also a stockholder of the Company, provides acquisition services to the Company. The total fees charged were $7,715 and $5,000 in 1997 and 1996, respectively.

NOTE H - INCOME TAXES

     As discussed in Note A, the Company expects to be exempt from Federal and Florida income taxes for any future distributed profits provided that it meets the required tests.

                                                                    (continued)

     The accumulated losses from inception through the year ended December 31, 1996 of $765,810, contain certain organizational and start-up costs that must be capitalized and amortized for tax purposes. In June 1997, the Company purchased an office building which has generated rental income for the Company. As a result the Company is now considered to be in operations and therefore organizational and start-up cost are being amortized for tax purposes over 5 years. Other temporary differences in 1997 consists of depreciation, related party interest, and the net operating loss carryforward. No deferred taxes have been recorded for these temporary differences since a 100% valuation allowance was applied because it is more likely than not that the related deferred tax assets will not be realized Income tax expense for 1996 is a result of applying the applicable Federal rate to interest income earned in that period.

NOTE I - STOCK OPTIONS

     The Company has granted stock options which are classified as non-qualified, and which are not part of an Employee' Incentive Stock Option Plan. The Company continues to account for such options under APB Opinion 25 and related Interpretations, The company has however, adopted the discussion requirements, under SFAS 123, Accounting for Stock Based Compensation.

     The exercise price of all options granted by the Company equals the market price at the date of grant. Compensation expense of $434,169 and $8,400 has been recognized in 1997 and 1996, respectively for those options granted to non-employees.

     Had compensation cost for non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                    1997               1996
                                               -------------    --------------
                  Net loss
                      As reported              $  (1,201,157)   $  (567,691)
                      Pro forma                $  (1,250,405)   $  (567,691)

                  Primary loss per share
                      As reported              $       (5.79)   $     (6.75)
                      Pro forma                $       (6.02)   $     (6.75)

     The above pro forma disclosures may not be representative of the effects on reported net income for future years as the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0.0 percent for all years; expected volatility of 20 percent in 1997; risk-free interest rates of 5.9 percent in 1997; and expected holding periods of 3 years in both periods.

     A summary of the status of the Company's fixed stock options as of December 31, 1997 and 1996, and changes during the years ending on those dates is as follows:

                                                          1997                               1996
                                          ---------------------------------     ---------------------------------
                                                                Weighted -                           Weighted -
                                               Shares            Average             Shares           Average
                                                (000)        Exercise Price           (000)       Exercise Price
                                          -------------     ---------------     -------------    ----------------
         Outstanding at beginning of
           year                                 103,500     $          1.93            83,500    $          1.91
         Granted                                895,200                2.00            20,000               2.00
         Exercised                                    -                   -                 -                  -
         Expired                                      -                   -                 -                  -
         Forfeited                                    -                   -                 -                  -
                                          -------------                         -------------

         Outstanding at end of year             998,700                1.98           103,500               1.93
                                          =============                         =============

         Options exercisable at end
           of year                              998,700                               103,500
         Weighted-average fair value
           of options granted during
           the year                       $         .54                         $           -


     The following information applies to options outstanding at December 31, 1997.

                                           Options Outstanding                         Options Exercisable
                          --------------------------------------------------     -------------------------------
                                             Weighted -
                                              Average            Weighted -                          Weighted -
           Range of           Shares         Remaining            Average              Shares         Average
       Exercise Prices         (000)     Contractual Life     Exercise Price            (000)     Exercise Price
       ---------------    ------------   -----------------   ---------------     -------------   ---------------
       $0 - $2.00              998,700              2.50                 1.98          998,700              1.98



NOTE J - GOING-CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since inception which has resulted in a deterioration in the Company's financial position.

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

                                         INVESTMENT INCOME PROPERTIES OF
                                         AMERICA, INC.


                                         By:  __________________________________
                                               Fredric B. Layne
                                               President

                                         By:  __________________________________
                                               Douglas I. Layne
                                               Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                Capacity     Date
----------                                                --------     ----

--------------------------
Philip Layne                                Director, Chairman of the Board                  March 31, 1998

--------------------------
Fredric B. Layne                            Director, President & Treasurer                  March 31, 1998

--------------------------
Dr. Winston Mclean                          Director                                         March 31, 1998

-------------------------
Ela Meireles                                Director                                         March 31, 1998

--------------------------
Richard Hewitt III                          Director                                         March 31, 1998

--------------------------
Annie Betancourt                            Director                                         March 31, 1998

--------------------------
Richard Arthur                              Director                                         March 31, 1998

--------------------------
Pedro. J. Martinez-Fraga                    Director                                         March 31, 1998

-------------------------
Carl R. Walston                             Director                                         March 31, 1998


                                INDEX TO EXHIBITS

Exhibit
Number                                 Description
-------                                -----------

    3.1           Amended and Restated Articles of Incorporation of the Company.  (Exhibit 3.1)*

    3.2           Bylaws of the Company. (Exhibit 3.2)*

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

   10.7           Registrar, Transfer Agent and Disbursement Agent Agreement between the Company and American
                  Stock & Transfer.*

   11.1           Directors and Executive Officers of the Company .*


   11.2           Security Ownership of Certain Beneficial Owners and Management.*




* to be filed by amendment