Form 10QSB
period 1998-03-31
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1998-05-20
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB


(Mark One)

           [ X ] Quarterly Report Section 13 or 15(d) of the Securities Exchange
                 Act of 1934

For quarterly period ended __________March 31, 1998_____________________________

                                       OR

           [   ] Transition Report pursuant to Section 13 or 15(d) of the
                 Securities Act of 1934

            For the transition period from _________ to _____________


                         Commission File Number 33-95758

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                      65-0544042
           --------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


950 North Federal Highway, Suite 219           Pompano Beach, Florida  33062
------------------------------------           -----------------------------
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: 954-783-2004


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.

Yes XX      No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            420,375 shares of outstanding stock as of March 31, 1998

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                  ---------------------------------------------

                                      INDEX
                                      -----

Part I                 FINANCIAL INFORMATION                             Page
------                 ---------------------                             ----

           Item 1      Financial Statements

                       Balance Sheets as of March 31, 1998
                         (Unaudited) and
                         December 31, 1997 .................................  3

                       Statements of Operations for the
                         three Months ended March 31, 1998
                         And 1997 (Unaudited)...............................  4

                       Statements of Cash Flows for the
                         three Months ended March 31, 1998
                         And 1997 (Unaudited)..............................   5

                       Notes to Financial Statements (Unaudited) ..........   6

           Item 2      Management's Discussion and
                         Analysis of Financial Condition and
                         Results of Operations ............................   7

Part II                OTHER INFORMATION
-------                -----------------

           Item 6      Exhibits Index and Reports........................... 8-9

           Signatures ...................................................... 10

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                 March 31, 1998

                                     Assets

                                                                            March 31, 1998             Dec. 31, 1997
                                                                            --------------             -------------

Cash and cash equivalents                                                   $      87,436               $    153,55
Income receivable                                                                     787                       787
Due from affiliate                                                                  1,221                     7,050
Total current assets                                                               89,444                   161,389
                                                                            -------------            --------------

Property, plant and equipment, net                                              2,521,585                 2,538,475

Other assets
     Deferred offering costs                                                       34,949                    34,949
                                                                            -------------            --------------

     Total assets                                                           $   2,645,978             $   2,734,813
                                                                            =============            ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued expense                                            $ 292,270                $ 302,825
Mortgage note payable-current portion                                              14,822                   19,582
Notes payable to related parties                                                1,540,000                1,560,000
Note payable to affiliate                                                          81,500                   81,500
                                                                            -------------            -------------
Current total liabilities                                                       1,928,592                1,936,907

Mortgage note payable net of current portion                                    2,031,813                2,031,813

Commitments and contingencies                                                           -                        -

Stockholders' equity
                  Common stock - $.001 par value, 100,000,000
                    Shares authorized,420,375 and 374,125 shares
                    Issued and outstanding                                            148                      124
                  Additional paid-in-capital                                      753,412                  705,936
                  Accumulated deficit                                          (2,067,957)              (1,966,976)
                                                                            -------------            -------------
                  Total stockholders' equity                                   (1,314,427)              (1,260,907)
                                                                            -------------            -------------

                  Total liabilities and stockholders' equity                $   2,645,978            $   2,734,813
                                                                            =============            =============

                                       3

                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                              1998                                 1997
                                                              ----                                 ----
  Revenue
             Rental Income                                    $109,794                       $         -


  Expenses
             Selling, general and administrative               141,923                            76,069

             Loss from operations                              (32,129)                          (76,069)

  Interest Expense                                              70,134                            16,267

  Interest Income                                               (1,243)                                -
                                                         -------------                      ------------
             Loss before income taxes                         (101,020)                          (92,366)

  Income taxes                                                       -                                 -
                                                         -------------                      ------------

             Net loss                                    $    (101,020)                     $    (92,366)
                                                         =============                      ============


  Weighted average shares outstanding                          389,541                           103,400
                                                         =============                      ============

  Net loss per share                                     $      ( 2.59)                     $     (  .89)
                                                         =============                      ============

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                         March 31
                                                                                                  1998           1997
                                                                                                  ----           ----
Cash flows from operating activities:
         Net loss                                                                              $ (101,020)    $ 92,336)
         Adjustments to reconcile net loss to net cash
         Used in operating activities:
             Depreciation expense                                                                  16,890          797
             Amortization expense                                                                       0        1,029
         Stock issued in lieu of rent expense                                                           0        5,250
         Changes in operating assets and liabilities
                  (Increase) decrease in prepaid expenses                                               0      (86,100)
                  Increase (decrease) in accounts payable and
                  Accrued expenses                                                                (10,555)      18,546
                  Decrease in Due from Affiliate                                                    5,829            0
                                                                                             ------------  -----------
                  Net cash used in operating activities                                            88,856      152,814

Cash flows used in investing activities:
         Purchase of equipment                                                                          0            0

                  Net cash used in investing activities                                                 0            0

Cash flows from financing activities:
         Repayment of principal on mortgage note                                                   (4,760)           0
         Proceeds from notes payable to related parties                                                 0      182,500
         Proceeds from issuance of stock                                                           47,500            0
         Repayment of note payable to related party                                                20,000            0
                                                                                             ------------  -----------

Net increase (decrease) in cash and cash equivalents                                              (66,116)      29,686

Cash and cash equivalents at beginning of period                                                $ 153,552     $ 29,660
                                                                                             ============  ===========

Cash and cash equivalents at end of period                                                         87,436       59,346

Supplemental information:
         Cash paid during the year for:
               Interest                                                                         $       -    $       -
                                                                                             ============  ===========
               Income taxes                                                                    $        -    $       -
                                                                                             ============  ===========

                  Investment Income Properties of America, Inc.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A- BASIS OF PRESENTATION
-----------------------------

           The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

            The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended December 31, 1997.

NOTE B- FORMATION AND OPERATIONS OF THE COMPANY
-----------------------------------------------

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATION
            ----------------------------------

            This Form 10-Q contains forward-looking statements, including, without limitation, statements relating to development activities of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performances of Office Complexes and of Apartment Communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate conditions, construction delays due to unavailability of materials, weather conditions or other delays.

Overview

            The following discussion should be read in conjunction with the Financial Statements of the Company and the Notes thereto appearing elsewhere herein.

            As of March 31, 1998, there were 420,375 outstanding shares, of which 404,875 or 96.31% were owned by the investors and 15,500 or 3.69% were owned by other stockholders (including certain officers and directors of the Company).

           On June 30, 1997, The Company purchased 950 Professional Building, a three story office complex consisting of 40,000 square feet in Pompano Beach, Florida (the "Property"). The Company purchased the Property for $2,600,000. The purchase was financed through a purchase money mortgage of $2,080,000 and funds provided through loans by individuals who also own shares in the Company. The mortgage bears interest at 1% below the prime rate, is payable monthly and is collateralized by the property. During any time the mortgage is outstanding, the seller has the option to convert the mortgage and note to common stock of the Company. Title to the Property was conveyed by a fee simply warranty.

            The Property consists of 31 rental suites, 29 of which are currently leased to 29 tenants that are engaged in a variety of businesses, including financial services, investment banking, publishing, computer technology, health care services, accounting and law. The suites provide for a combined total of 26,000 square feet of rentable area. The Company purchased the Property from a third party, unaffiliated with the Company, who had owned the Property and leased office space thereon for the past 28 years. The Company will use one suite on the Property as its corporate headquarters and continue to use the remainder of the Property as office building rental or leasing space.

            In consideration for services rendered to the Company in connection with the selection and acquisition of the Property, the Company will pay Professional Realty and Management Services, Inc. ("PRMS"), an affiliate of the Company, a property acquisition fee of 4% of the purchase price of the Property or $104,000 when the equity for the acquisition of the Property is fully raised. PRMS will serve as property manager for the Property and will be paid a monthly management fee equal to 5% of the gross revenues of the Property.

            Results of Operations for the Three Months Ended March 31, 1998 and 1997

            For the three months ended March 31, 1998, the Company had a net loss of $101,020 compared to a net loss of $92,336 for the same period in 1997.

            Interest income increased $221 to $821 for the three months ended March 31, 1998, compared to $600 for the same period in 1997, primarily due to an increase in cash invested in interest bearing accounts as a result of cash flow needs.

            Interest expense increased $53,867 to $70,134 for the three months ended March 31, 1998, compared to $16,267 for the same period in 1997, primarily due to an increase in loans from related parties.

            General and administrative expenses were $141,923 for the three months ended March 31, 1998, compared to $76,069 for the same period in 1997, primarily due to professional fees incurred for accounting and legal services.

Liquidity and Capital Resources

            The Company's outstanding indebtedness at March 31, 1998, totaled $3,960,405. This amount included approximately $292,270 of accounts payable, $1,540,000 of unsecured notes payable to related parties, $81,500 of notes payable to affiliate and a third party mortgage note payable of $2,031,813.

            At March 31, 1998, the Company had a working capital deficit $2,067,987 as compared to a working capital deficit of $1,260,907 at December 31, 1997. The increase in the working capital deficit was primarily attributable to an increase in accounts payable and loans from related parties.

            Net cash used in operating activities was $88,856 for the three months ended March 31, 1998, as compared to cash used in operating activities of $152,814 for the three months ended March 31, 1997. The decrease in cash used in operating activities is primarily attributable to a decrease in other assets as a results of deposits made on potential apartment building acquisitions that were forfeited. Net cash provided by financing activities was $22,740 for the three months ended March 31, 1998, as compared to net cash provided by financing activities for the three months ended March 31, 1997, of $182,500. The decrease in cash provided by financing activities is primarily attributable to a decrease in funds borrowed from related parties.

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1997, which has resulted in a deterioration in the Company's financial position.

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

            The Company has and will continue to take a number of steps to reduce its operating losses. The Company will continue to increase its efforts in marketing its initial public offering of the Company's shares to raise funds. Management believes that as a result of the action stated above, the Company can continue in existence for the next twelve months; however, there is no assurance that such action will be consummated or will eliminate the Company's need for additional capital.

PART II.          OTHER INFORMATION

Item 1.      Legal Proceedings.
------       -----------------

          The Company is not involved in any pending litigation.

Item 2.      Changes in Securities.
------       ----------------------

           There have been no materially modified changes this period.

Item 3.       Defaults Upon Senior Securities.
------        --------------------------------

           There have been no material defaults this period.

Item 4.        Submission of Matters to a Vote of Security Holders.
------         ---------------------------------------------------

           No matters were submitted to a vote of security holders this period.


Item 5.        Other Information.
------         -----------------

           No other information to report.

Item 6.         Exhibits and Reports.
------          --------------------

           Financial Data Schedule.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INVESTMENT INCOME PROPERTIES OF
                                              AMERICA, INC.


__________________________                    By:______________________________
 (Date)                                              Fredric B. Layne
                                                     President and CEO