Form 10QSB
period 1998-06-30
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1998-08-05
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB


(Mark One)

           [ X ] Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934 For quarterly period ended __________June 30, 1998__________________

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
(State or other jurisdiction of        (I.R.S. Employer of Identification No.)
incorporation or organization)

       950 North Federal Highway, Suite 219 Pompano Beach, Florida 33062
       -----------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code: 954-783-2004
                                                            ------------

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

Yes XX      No_____
    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            1,793,436 shares of outstanding stock as of June 30, 1998
            ---------

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                  ---------------------------------------------

                                      INDEX
                                      -----

Part I                   FINANCIAL INFORMATION                             Page
------                   ---------------------                             ----

                 Item 1  Financial Statements

                         Balance Sheets as of June 30, 1998
                            (Unaudited) and
                            December 31, 1997 .........................    3

                         Statements of Operations for the six
                            Months ended June 30, 1998 And
                            1997 (Unaudited)...........................    4

                         Statements of Cash Flows for the six
                            Months ended June 30, 1998 And
                            1997 (Unaudited)...........................    5

                         Notes to Financial Statements (Unaudited) ....    6

                 Item 2  Management's Discussion and
                         Analysis of Financial Condition and
                         Results of Operations ........................    7 - 8

Part II                  OTHER INFORMATION
-------                  -----------------

                 Item 6  Exhibits Index and Reports....................    9

                  Signatures ..........................................   10

                  Investment Income Properties of America, Inc.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                  June 30, 1998

                                     Assets

                                                                        June 30, 1998             Dec. 31, 1997
                                                                        -------------             -------------
Cash and cash equivalents                                                  $525,789                 $     153,552
Income Tax receivable                                                           787                           787
Due from affiliate                                                            5,130                         7,050
Accrued Interest                                                              1,147                             -
                                                                     --------------                 -------------
Total current assets                                                        532,853                       161,389
                                                                     --------------                 -------------

Property, plant and equipment, net                                        2,504,698                     2,538,475
                                                                     --------------                 -------------

Other assets
              Deposit                                                        50,000                             -
              Deferred offering costs                                        34,949                        34,949
                                                                     --------------                 -------------

              Total Other Assets                                             84,949                        34,949
                                                                     --------------                 -------------
              Total assets                                            $   3,122,500                 $   2,734,813
                                                                     ==============                 =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expense                                  $     319,285                 $     302,825
Mortgage note payable-current portion                                        20,328                        19,582
Notes payable to related parties                                          1,515,000                     1,560,000
Note payable to affiliate                                                    52,500                        81,500
                                                                     --------------                 -------------

Current total liabilities                                                 1,907,113                     1,963,907
                                                                     --------------                 -------------

Mortgage note payable net of current portion                              2,021,458                     2,031,813
                                                                     --------------                 -------------

Commitments and contingencies                                                     -                             -

Stockholders' Deficiency
                  Common stock - $.001 par value, 100,000,000
                    Shares authorized,1,793,436 and 374,125 shares
                    Issued and outstanding                                      450                           124
                  Additional paid-in-capital                              1,357,610                       705,936
                  Accumulated deficit                                    (2,164,131)                   (1,966,976)
                                                                     --------------                 -------------

                 Total stockholders' deficiency                            (806,071)                   (1,260,907)
                                                                     --------------                 -------------

                 Total liabilities and stockholders' deficiency       $   3,122,500                  $  2,734,813
                                                                     ==============                 =============

                  Investment Income Properties of America, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                           1998        1997
                                                           ----        ----

Revenue
      Rental Income                                    $   222,043    $       -


Expenses
      Selling, general and administrative                  282,496      412,644
                                                       -----------    ---------

      Loss from operations                                 (60,453)    (412,644)

Interest Expense                                           140,178       40,217

Interest Income                                             (3,467)         980

      Loss before income taxes                            (197,164)    (451,881)

Income taxes                                                     -            -
                                                       -----------    ---------
      Net loss                                         $  (197,164)   $(451,881)
                                                       ===========    =========

Weighted average shares outstanding                      1,083,781      123,400
                                                       ===========    =========

Net loss per share                                     $      (.18)   $   (3.66)
                                                       ===========    =========

                  Investment Income Properties of America, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30
                                                                            1998                   1997
                                                                            ----                   ----

Cash flows from operating activities:
         Net loss                                                     $    (197,164)             $  (451,881)
         Adjustments to reconcile net loss to net cash
         Used in operating activities:
              Depreciation expense                                           33,777                    1,594
              Compensation expense from stock options                             -                   12,880
Stock issued in lieu of rent expense                                              -                   25,880
         Changes in operating assets and liabilities
              Increase in accrued interest                                   (1,147)                       -
              Decrease in prepaid expenses                                        -                   25,000
              Decrease in Due from Affiliate                                  1,920                        -
              Increase in other assets                                            -                      (40)
              Increase in accounts payable and Accrued expenses             (16,460)                  42,475
                                                                      -------------            -------------
              Net cash used in operating activities                        (146,154)                (356,971)
                                                                      -------------            -------------

Cash flows used in investing activities:
         Deposit on Building-Centre Place                                   (50,000)                       -
         Purchase of Building                                                     -                 (504,584)
                                                                      -------------            -------------
              Net cash used in investing activities                         (50,000)                (504,584)
                                                                      -------------            -------------

Cash flows from financing activities:
         Repayment of principal on mortgage note                             (9,609)                       -
         Proceeds from notes payable to related parties                           -                  907,500
         Due to seller - 950 Office Building                                      -                  416,000
         Proceeds from issuance of stock                                    652,000                        -
         Repayment of note payable to related party                         (45,000)                       -
         Repayment of note payable to affiliate                             (29,000)                       -
                                                                      -------------            -------------

               Net cash provided by financing activities                    568,391                1,323,500
                                                                      -------------            -------------

Net increase in cash and cash equivalents                                   372,237                  461,945

Cash and cash equivalents at beginning of period                            153,552                   29,660
                                                                      -------------            -------------

Cash and cash equivalents at end of period                            $     525,789              $   491,605

Supplemental information:
        Cash paid during the year for:
               Interest                                               $      76,778              $         -
                                                                      =============            =============
               Income taxes                                           $           -              $         -
                                                                      =============            =============

Non cash financing activities:
        Issuance of Mortgage Note to third party
        In connection with purchase of office complex                 $           -             $  2,056,066

                                       5

                  Investment Income Properties of America, Inc.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A- BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ending June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTE C- CONTRACTED FOR OFFICE BUILDING

            On June 16, 1998, Investment Income Properties of America, Inc. (the "Company") contracted to purchase Centre Place Professional Park, a one story office complex consisting of three (3) one story buildings totaling 33,062 square feet, having an address of 1495, 1497 and 1499 West Forest Hill Blvd., West Palm Beach, Florida (the "Property"). The Company has contracted the Property for $2,320,500. The property will be financed through a purchase money mortgage of $1,972,425 and funds provided through loans by individuals who also own shares in the Company. The mortgage bears interest at 7.25% and is payable monthly and is collateralized by the property. Title to the Property will be conveyed by fee simple warranty.

          The Property consists of 29 rental suites, 25 of which are currently leased to tenants that are engaged in a variety of businesses, including financial services, investment banking, publishing, computer technology, healthcare services, accounting and law. The suites provide for a combined total of 28,240 square feet of rental area. The Company contracted the Property from a third party, unaffiliated with the Company, that has owned the Property and leased space thereon for the past 6 years.

          In consideration of services rendered to the Company in connection with the selection and acquisition of the Property, the Company will pay Professional Realty and Management Services, Inc. ("PRMS"), an affiliate of the Company, a property acquisition fee of 2% of the purchase price of the Property or $46,410. PRMS will serve as property manager for the Property and will be paid a monthly management fee equal to 5% of the gross revenues of the Property.

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

            As of June 30, 1998, there were 1,793,436 outstanding shares, of which 774,936 or 43 % were owned by the investors and 1,018,500 or 57 % were owned by other stockholders (including certain officers and directors of the Company).

           On June 30, 1997, The Company purchased 950 Professional Building, a three-story office complex consisting of 40,000 square feet in Pompano Beach, Florida (the "Property"). The Company purchased the Property for $2,600,000. The purchase was financed through a purchase money mortgage of $2,080,000 and funds provided through loans by individuals who also own shares in the Company. The mortgage bears interest at 1% below the prime rate, is payable monthly and is collateralized by the property. During any time the mortgage is outstanding, the seller has the option to convert the mortgage and note to common stock of the Company. Title to the Property was conveyed by a fee simply warranty.

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

           On June 16, 1998, (the "Company") contracted to purchase Centre Place Professional Park, a one story office complex consisting of Three (3) One Story Buildings totaling 33,062 square feet, having an address of 1495, 1497, 1499 Forest Hill Blvd. West Palm Beach, Florida (the "Property"). The Company has contracted the property for $2,320,500. The Property will be financed through a purchase money mortgage of $1,972,425 and funds provided through loans by individuals who also own shares in the Company. The Mortgage bears interest at 7.25% and is payable monthly and is collareralized by the property. Title to the Property will be conveyed by fee simple warranty.

           The Property consisits of 29 rental suites, 25 of which are currenlty leased to tenants engaged in a variety of business, including financial services, investment banking, publishing computer technology, healthcare servises, accounting and law. The suites provide for a combined total of 28,240 square feet of rental area. The Company contracted the Property from a third party, unaffiliated with the Company, that had owned the Property and leased space thereon for the past 6 years.

            In consideration of services rendered to the Company in connection with the selection and acquisition of the Property, the Company will pay PRMS, an affiliate of the Company, a property acquisition fee of 2% of the purchase price of the Property of $46,410.00. PRMS will serve as property manager for the Property and will be paid a monthly management fee equal to 5% of the gross revenues of the Property.

        Results of Operations for the Six Months Ended June30, 1998 and 1997

            For the six months ended June 30, 1998, the Company had a net loss of $197,164 compared to a net loss of $451,881 for the same period in 1997.

            Interest income increased $2,487 to $3,467 for the six months ended June 30, 1998, compared to $980 for the same period in 1997, primarily due to an increase in cash invested in interest bearing accounts as a result of cash flow needs.

            Interest expense increased $99,961 to $140,178 for the six months ended June 30, 1998, compared to $40,217 for the same period in 1997, primarily due to an increase in loans from related parties.

            General and administrative expenses were $282,496 for the six months ended June 30, 1998, compared to $412,644 for the same period in 1997, primarily due to professional fees incurred for accounting and legal services.

Liquidity and Capital Resources

            The Company's outstanding indebtedness at June 30, 1998, totaled $3,928,571. This amount included approximately $319,000 of accounts payable, $1,515,000 of unsecured notes payable to related parties, $52,500 of notes payable to affiliate and a third party mortgage note payable of $2,041,786.

            At June 30, 1998, the Company had a working capital deficit $1,374,260 as compared to a working capital deficit of $1,802,518 at December 31, 1997. The decrease in the working capital deficit was primarily attributable to decreases in loans from related parties and the note payable to the affiliate.

            Net cash used in operating activities was $146,154 for the six months ended June 30, 1998, as compared to cash used in operating activities of $356,971 for the six months ended June 30, 1997. The increase in cash used in operating activities was primarily attributable to a decrease in the net loss. Net cash used in investing activities was $50,000 for the six months ended June 30, 1998, as compared to $504,584 for the six months ended June 30, 1997. The decrease was attributable to the fact that no purchase of a building occurred in the six months ended June 30, 1998, only a deposit was made. Net cash provided by financing activities was $568,391 for the six months ended June 30, 1998, as compared to net cash provided by financing activities for the six months ended June 30, 1997, of $1,323,500. The decrease in cash provided by financing activities is primarily attributable to a decrease in funds borrowed from related parties.

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1997, which has resulted in deterioration in the Company's financial position.

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

PART II.          OTHER INFORMATION

Item 1.      Legal Proceedings.
------       ------------------

          The Company is not involved in any pending litigation.

Item 2.       Changes in Securities.
------        ----------------------

           There have been no materially modified changes this period.

Item 3.       Defaults Upon Senior Securities.
------        --------------------------------

           There have been no material defaults this period.

Item 4.       Submission of Matters to a Vote of Security Holders.
------        ----------------------------------------------------

           No matters were submitted to a vote of security holders this period.


Item 5.      Other Information.
------       ------------------

           No other information to report.

Item 6.         Exhibits and Reports.
------          ---------------------

           Financial Data Schedule.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INVESTMENT INCOME PROPERTIES OF
                                          AMERICA, INC.


August 5, 1998                            By:/s/ Fredric B. Layne
--------------                               -----------------------
 (Date)                                           Fredric B. Layne
                                                  President and CEO