Form 10QSB
period 1998-09-30
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1998-11-10
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB


(Mark One)

  [ X ] Quarterly Report Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For quarterly period ended September 30, 1998

                                       OR
  [   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
        Act of 1934

            For the transition period from _________ to _____________


                         Commission File Number 33-95758

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                     65-0544042
           --------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

950 North Federal Highway, Suite 219            Pompano Beach, Florida  33062
------------------------------------            ----------------------  -----
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

         2,728,938 shares of outstanding stock as of September 30, 1998
         ---------

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                  ---------------------------------------------

                                      INDEX
                                      -----


Part I                                  FINANCIAL INFORMATION                                                         Page
------                                  ---------------------                                                         ----

                 Item 1                Financial Statements

                                           Balance Sheets as of September  30, 1998
                                               (Unaudited) and
                                               December 31, 1997 ................................................      3

                                           Statements of Operations for the nine
                                               Months ended September 30, 1998
                                               And 1997 (Unaudited)..............................................      4

                                           Statements of Cash Flows for the nine
                                               Months ended September 30, 1998
                                               And 1997 (Unaudited)..............................................      5

                                           Notes to Financial Statements (Unaudited) ............................      6

                 Item 2                    Management's Discussion and Analysis of Financial Condition and
                                           Results of Operations ................................................      8

Part II                                    OTHER INFORMATION
-------                                    -----------------

                 Item 6                    Exhibits Index and Reports...........................................      10

                                           Signatures ..........................................................      11


                  Investment Income Properties of America, Inc.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                     Assets


                                                                  Sept. 30, 1998        Dec. 31, 1997
                                                               ------------------    -----------------
Cash and cash equivalents                                      $         112,682     $        153,552
Income Tax receivable                                                        787                  787
Due from affiliate                                                        11,465                7,050
Accrued Interest                                                             511                    -
                                                               -----------------     ----------------
Total current assets                                                     125,445              161,389
                                                               -----------------     ----------------

Property, plant and equipment, net                                     4,809,160            2,538,475
                                                               -----------------     ----------------

Other assets                                                               8,182                    -
       Deferred offering costs                                            34,949               34,949
                                                               -----------------     ----------------
       Total other assets                                                 43,131               34,949
                                                               -----------------     ----------------
          Total assets                                         $       4,977,736     $      2,734,813
                                                               =================     ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Accounts payable and accrued expense                           $         369,246     $        302,825
Mortgage note payable-current portion                                     48,137               19,582
Notes payable to related parties                                       1,423,000            1,560,000
Note payable to affiliate                                                 34,500               81,500
                                                               -----------------     ----------------
Current total liabilities                                              1,874,883            1,963,907
                                                               -----------------     ----------------
Mortgage notes payable net of current portion                          3,958,794            2,031,813
                                                               -----------------     ----------------

Commitments and contingencies                                                  -                    -

Stockholders' Deficiency
                  Common stock-$.001 par value, 100,000,000
                  Shares authorized, 2,728,938 and 374,125
                    shares
                  Issued and outstanding                                     462                  124
                  Additional paid-in-capital                           1,382,598              705,936
                  Accumulated deficit                                 (2,239,001)          (1,966,976)
                                                               -----------------     ----------------
                  Total stockholders' deficiency                        (855,941)          (1,260,916)
                                                               -----------------     ----------------
                  Total liabilities and stockholders'
                    deficiency                                 $       4,977,736     $      2,734,813
                                                               =================     ================

                                       3

                  Investment Income Properties of America, Inc.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended            Three Months Ended
                                                             Sept. 30,                      Sept. 30,
                                                             ---------                     ---------
                                                         1998           1997          1998            1997
                                                         ----           ----          ----            ----
Revenue
           Rental Income                            $      427,545       106,009       205,502       106,009


Expenses
           Selling, general and administrative             477,024       607,763       194,528       219,602
                                                    --------------     ---------     ---------    ----------

Income (Loss) from operations                              (49,479)     (501,754)       10,974      (113,593)

Interest Expense                                          (233,460)     (103,201)      (93,282)      (62,984)

Interest Income                                             10,904         1,129         7,437           149
                                                    --------------     ---------     ---------    ----------

           Loss before income taxes                       (272,035)     (603,826)      (74,871)     (176,428)

Income taxes                                                     -             -             -             -
                                                    --------------    ----------     ---------    ----------

           Net loss                                 $     (272,035)    $(603,826)     $(74,871)    $(176,482)
                                                    ==============    ==========     =========    ==========

Weighted average shares outstanding                      2,140,234       124,733       389,541       115,400
                                                    ==============    ==========     =========    ==========

Net loss per share                                  $        (0.13)       $(4.84)       $(0.19)       $(1.53)
                                                    ==============    ==========     =========    ==========

                  Investment Income Properties of America, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               Sept. 30,
                                                               ------------------------------------
                                                                  1998                    1997
                                                               ------------            ------------
Cash flows from operating activities
         Net loss                                            $    (272,035)           $   (604,185)
         Adjustments to reconcile net loss to net cash
         used in operating activities:
                 Depreciation expense                               65,643                  18,483
                 Amortization expense                                    -                   3,086
                 Compensation expense from stock options                 -                  12,880
Stock issued in lieu of rent expense                                     -                  25,881
       Changes in operating assets and liabilities
               Increase in prepaid expenses                              -                 (1,883)
               Increase in accrued interest                            511                      -

               Increase due from affiliate                           4,415                      -

               Increase in other assets                              8,182                  (4095)

               Increase in accounts payable and
               accrued expenses                                     66,421                  46,773
                                                              ------------            ------------
               Net cash used in operating activities              (126,863)               (503,060)
                                                              ------------            ------------

Cash flows used in investing activities:
         Purchase of Buildings                                    (385,499)               (507,650)
                                                              ------------            ------------
         Other assets- loan to employee                            (5,000)                       -
         Repayments of  employee loan                                  381                       -
                                                              ------------            ------------
                 Net cash in investing activities                 (390,880)               (507,650)
                                                              ------------            ------------

Cash flows from financing activities:
        Repayment of principal on mortgage note                    (16,889)                      -
        Proceeds from notes payable to related parties                   -                 997,214
        Due to seller-950 Office Building                                -                       -
        Proceeds from issuance of stock                            677,000                  37,120
        Repayment of note payable to related party                (137,000)                      -
        Repayment of note payable to affiliate                     (47,000)                      -
                                                              ------------            ------------
                Net cash provided by financing activities          471,492               1,034,334
                                                              ------------            ------------

Net increase(decrease) in cash and cash equivalents                (40,870)                 23,624

Cash and cash equivalents at beginning of period                   153,552                  29,660
                                                              ------------            ------------

Cash and cash equivalents at end of period                    $    112,682            $     53,284
                                                              ============            ============

Supplemental information:
       Cash paid during the year for:
                Interest                                      $    146,502            $     25,730
                                                              ============            ============
                Income taxes                                  $          -            $        787

                                                              ============            ============

Non cash financing activities:
 Issuance of Mortgage Notes to third parties
 in connection with purchase of office complexes              $  1,972,425            $  2,056,066
                                                              ============            ============

                  Investment Income Properties of America, Inc.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A- BASIS OF PRESENTATION
-----------------------------

           The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ending September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTE C- COMMITMENTS TO PURCHASE  OFFICE BUILDING

On September 30, 1998, Investment Income Properties of America, Inc. (the "Company") contracted to purchase a one story office complex consisting of 8,200 square feet, having an address of 1201 South 19th Street, Corpus Christi, Texas (the "Property"). The Company has contracted to purchase the property for $1,110,000. The property will be financed through a conventional mortgage of $888,000 with the sellers receiving 31,714 shares of the Company's Common Stock (valued @ $222,000) of IIPA for the equity in the building. Title to the Property will be conveyed by a fee simple warranty.

The Property is leased to one tenant, Radiation Centers of America, Inc. which is engaged in the Healthcare Service Business of Oncology. The Company (IIPA) has negotiated a sale/leaseback with annual lease increases for 20 years.

In consideration of services rendered to the Company in connection with the selection and acquisition of the Property, the Company will pay Professional Realty Management Services, Inc. ("PRMS"), an affiliate of the Company, a property acquisition fee of 2% of the purchase price of the Property or $ 22,200. PRMS will serve as property manager for the Property and will be paid a monthly management fee equal to 5% of the gross revenues of the Property.

On September 30, 1998, Investment Income Properties of America, Inc. (the "Company") contracted to purchase a one story office complex consisting of 5,000 square feet, having an address of 7850 North University Drive, Tamarac, Florida (the "Property"). The Company has contracted to purchase the property for $1,445,000. The property will be financed through a conventional mortgage of $1,156,000 with the sellers receiving 41,285 shares of the company's Common Stock (valued @ $289,000) of IIPA for the equity in the building Title to the Property will be conveyed by a fee simple warranty.

The Property is leased to one tenant, Radiation Centers of America, Inc. which is engaged in the Healthcare Service Business of Oncology. The Company (IIPA) has negotiated a sale/leaseback with annual lease increases for 20 years.

In consideration of services rendered to the Company in connection with the selection and acquisition of the Property, the Company will pay Professional Realty Management Services, Inc. ("PRMS"), an affiliate of the Company, a property acquisition fee of 2% of the purchase price of the Property or $ 28,900. PRMS will serve as property manager for the Property and will be paid a monthly management fee equal to 5% of the gross revenues of the Property.

The Company privately raised $511,000 through the sale of 73,000 shares of the Company's common stock @ $7 per share (although the proceeds have not been received to date of hereof). As received, the proceeds from the sale of the Corpus Christi , Texas property are being used for the repayment of debt and deposits on Properties to be purchased by the Company.

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

            As of September 30, 1998, there were 2,728,938 outstanding shares, of which 910,438 or 33 % were owned by the investors and 1,818,500 or 67 % were owned by other stockholders (including certain officers and directors of the Company).

           On June 30, 1997, the Company purchased The 950 Professional Building, a three-story office complex consisting of 40,000 square feet in Pompano Beach, Florida (the "Property"). The Company purchased the Property for $2,600,000. The purchase was financed through a purchase money mortgage of $2,080,000 and funds provided through loans by individuals who also own shares of Common Stock in the Company. The mortgage bears interest at 1% below the prime rate, is payable monthly and is collateralized by the property. During any time the mortgage is outstanding, the seller has the option to convert the mortgage and note to common stock of the Company.

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

           On July 10, 1998, the Company purchased Centre Place Professional Park, a one story office complex consisting of Three (3) One Story Buildings totaling 33,062 square feet, having an address of 1495, 1497, 1499 Forest Hill Blvd. West Palm Beach, Florida (the "Second Property"). The Company purchased the second property for $2,320,500. The second property was financed through a purchase money mortgage of $1,972,425 and funds provided through loans by individuals who also own shares in the Company. The Mortgage bears interest at 7.25% and is payable monthly and is collateralized by the second property.

    The Second Property consisits of 29 rental suites, 25 of which are currenlty leased to tenants engaged in a variety of business, including financial services, investment banking, publishing computer technology, healthcare servises, accounting and law. The suites provide for a combined total of 28,240 square feet of rental area. The Company purchased the Second Property from a third party, unaffiliated with the Company, that had owned the Property and leased space thereon for the past 6 years.

            In consideration of services rendered to the Company in connection with the selection and acquisition of the Second Property, the Company paid PRMS, an affiliate of the Company, a property acquisition fee of 2% of the purchase price of the Property of $46,410.00. PRMS will serve as property manager for the Second Property and will be paid a monthly management fee equal to 5% of the gross revenues of the Second Property.

        Results of Operations for the Nine Months Ended September 30, 1998 and 1997

            For the nine months ended September 30, 1998, the Company had a net loss of $272,035 compared to a net loss of $603,826 for the same period in 1997.

            Interest income increased $9,775 to $10,904 for the nine months ended September 30, 1998, compared to $1,129 for the same period in 1997, primarily due to an increase in cash invested in interest bearing accounts.

            Interest expense increased $130,259 to $233,460 for the nine months ended September 30, 1998, compared to $103,201 for the same period in 1997, primarily due to an increase in loans from related parties and interest from the mortgage on the office complexes.

             Selling general and administrative expenses were $477,024 for the nine months ended September 30, 1998, compared to $607,763 for the same period in 1997, primarily due to a decrease in professional fees incurred for accounting, legal services, and marketing expenses.


        Results of Operations for the Three Months Ended September 30, 1998 and 1997

            For the three months ended September 30, 1998 the Company had a net loss of $74,871 compared to a net loss of $176,428 for the three months ended September 30, 1997.

            For the three months ended September 30, 1998, interest income increased $7,288 to $7,437 compared to $149 for the three months ended September 30, 1997. The increase in interest income is due to an increase in cash invested in interest bearing accounts.

            Interest expense increased $30,298 to $93,282 for the three months ended September 30, 1998 compared to $62,984 for the three months ended September 30, 1997, primarily due to increase in loans from related parties and interest from the mortgage on the office complexes.

            Selling general and administrative expenses were $194,528 for the three months ended September 30, 1998 compared to $219,602 for the three months ended September 30, 1997. The decrease is primarily due to decrease in professional fees and costs associated with the purchase of the office complex in June 1997.


Liquidity and Capital Resources

            The Company's outstanding indebtedness at September 30, 1998, totaled $5,833,677. This amount included approximately $369,246 of accounts payable, $1,423,000 of unsecured notes payable to related parties, $34,500 of notes payable to affiliate, and third party mortgage notes payable of $4,006,931.

            At September 30, 1998, the Company had a working capital deficit $1,749,438 as compared to a working capital deficit of $1,802,518 at December 31, 1997. The decrease in the working capital deficit was primarily attributable to decreases in loans from related parties and the note payable to the affiliate.

            Net cash used in operating activities was $126,863 for the nine months ended September 30, 1998, as compared to cash used in operating activities of $503,060 for the nine months ended September 30, 1997. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss. Net cash used in investing activities was

$385,499 for the nine months ended September 30, 1998, as compared to $507,650 for the nine months ended September 30, 1997. The decrease was attributable to the fact that the purchase of a second building that occurred in the nine months ended September 30, 1998 required a lower cash outlay than the purchase in 1997. Net cash provided by financing activities was $471,492 for the nine months ended September 30, 1998, as compared to net cash provided by financing activities for the nine months ended September 30, 1997, of $1,034,334. The decrease in cash provided by financing activities is primarily attributable to a decrease in funds borrowed from related parties.

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations in 1998 and 1997, which has resulted in deterioration in the Company's financial position.

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

The Company is Susceptible to Year 2000 System Risk

         Computer systems generally record date information in two digit format. As a result, the year 2000 will be recorded at "00", which may result in an operating system making errors, failing to properly recognize dates, or refusing to process data. The Company has retained outside consultants to ensure that the Company's systems will be year 2000 compliant, and expects to accomplish all requisite hardware and software updates during 1998 as a cost not to exceed $50,000. The Company intends to make inquiry of its customers and suppliers concerning their compliance to the extent it may impact the Company, and to take appropriate actions in response.


PART II.          OTHER INFORMATION

Item 1.      Legal Proceedings.
------       -----------------

           The Company is not involved in any pending litigation.


Item 2.      Changes in Securities.
------       ---------------------

           There have been no materially modified changes this period.

Item 3.      Defaults Upon Senior Securities.
------       -------------------------------

           There have been no material defaults this period.

Item 4.      Submission of Matters to a Vote of Security Holders.
------       ---------------------------------------------------

           No matters were submitted to a vote of security holders this period.


Item 5.      Other Information.
------       -----------------

           No other information to report.

Item 6.      Exhibits and Reports.
------       --------------------

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

                                               INVESTMENT INCOME PROPERTIES OF
                                               AMERICA, INC.


__________________________                     By: /S/_______________________
 (Date)                                               Fredric B. Layne
                                                      President and CEO