Form 10QSB/A
period 1998-09-30
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1998-11-20
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB/A


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

                                      INDEX
                                      -----


Part I                                  FINANCIAL INFORMATION                                                         Page
------                                  ---------------------                                                         ----

                 Item 1                Financial Statements

                                           Balance Sheets as of September  30, 1998
                                               (Unaudited) and
                                               December 31, 1997 ................................................      3


                                           Statements of Operations for the nine
                                               Months ended September 30, 1998
                                               And 1997 and the Three Months ended March 31, 1998 And 1997
                                               (Unaudited).......................................................      4

                                           Statements of Cash Flows for the nine
                                               Months ended September 30, 1998
                                               And 1997 (Unaudited)..............................................      5

                                           Notes to Financial Statements (Unaudited) ............................      6

                 Item 2                    Management's Discussion and Analysis of Financial Condition and
                                           Results of Operations ................................................      8

Part II                                    OTHER INFORMATION
-------                                    -----------------

                 Item 6                    Exhibits Index and Reports...........................................      10

                                           Signatures ..........................................................      11


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
                                                               =================     ================

                                       3

                  Investment Income Properties of America, Inc.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended            Three Months Ended
                                                             Sept. 30,                      March 31,
                                                             ---------                     ----------
                                                         1998           1997          1998            1997
                                                         ----           ----          ----            ----
Revenue
           Rental Income                            $      427,545       106,009       205,502       106,009


Expenses
           Selling, general and administrative             477,024       607,763       194,528       219,602
                                                    --------------     ---------     ---------    ----------

Income (Loss) from operations                              (49,479)     (501,754)       10,974      (113,593)

Interest Expense                                          (233,460)     (103,201)      (93,282)      (62,984)

Interest Income                                             10,904         1,129         7,437           149
                                                    --------------     ---------     ---------    ----------

           Loss before income taxes                       (272,035)     (603,826)      (74,871)     (176,428)

Income taxes                                                     -             -             -             -
                                                    --------------    ----------     ---------    ----------

           Net loss                                 $     (272,035)    $(603,826)     $(74,871)    $(176,482)
                                                    ==============    ==========     =========    ==========

Weighted average shares outstanding                      2,140,234       124,733       389,541       115,400
                                                    ==============    ==========     =========    ==========

Net loss per share                                  $        (0.13)       $(4.84)       $(0.19)       $(1.53)
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

                                               INVESTMENT INCOME PROPERTIES OF
                                               AMERICA, INC.


November 20, 1998
--------------------------                     By: /S/ Fredric B. Layne
                                                   -----------------------
 (Date)                                               Fredric B. Layne
                                                      President and CEO