Form 10KSB
period 1998-12-31
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1999-04-26
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
      [ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
      [   ]     Transition Report under Section 13 or 15(d) of the Securities
                Exchange Act of 1934

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


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       State issuer's revenues for its most recent fiscal year: $ 618,981
                                                                ---------

       The market value of the voting and non-voting common equity held by non-affiliates is $0.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 2,906,561 shares of the Registrant's Common Stock, par value $.001 per share outstanding on December 31, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE



Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                     PART I

Item 1.       Business
-------       --------

Overview

       Investment Income Properties of America, Inc. (the "Company") was incorporated in the State of Delaware on January 4, 1995. Initial capitalization occurred on January 13, 1995. The business of the Company is to invest primarily in existing residential and commercial properties in the Southeast and Southwestern Regions of the United States. On June 30, 1997, the Company purchased the 950 Professional Building, a three story office complex consisting of 40,000 sq. ft., having an address of 950 North Federal Highway, Pompano Beach, Florida. The Company uses one suite on the property as its corporate headquarters. The complete investment objectives and policies of the Company are described under the caption "Investment Objectives and Policies" on pages 31 through 37 of the Company's Prospectus dated February 15, 1996 (the "Prospectus") filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-11 (Registration No. 33-95758), which are hereby incorporated by reference.

On July 10, 1998, the Company purchased Centre Place Professional Park, a one story office complex consisting of Three (3) One Story Buildings totaling 33,062 square feet, having an address of 1495,1497,1499 Forest Hill Blvd. West Palm Beach, Florida. (the "Second Property"). The Company purchased the property for $2,320,500. The second property was financed through a purchase money mortgage of $1,972,425 and funds provided through loans by individuals who also own shares in the Company. The Mortgage bears interest at 7.25% and is payable monthly and is collateralized by the second property.

       The Second Property consists of 29 rental suites, 25 of which are currently leased to tenants engaged in a variety of business, including financial services, investment banking, publishing computer technology, healthcare services, accounting and law. The suites provide for a combined total of 28,240 square feet of rental area. The Company purchased the Second Property from a third party, unaffiliated with the Company, that had owned the Property and leased space thereon for the past 6 years.

       In consideration of services rendered to the Company in connection with the selection and acquisition of the Second Property, the seller paid PRMS, an affiliate of the Company, a property acquisition fee of 2% of the purchase price of the Property of $46,410.00. PRMS will serve as a property manager for the Second Property and will be paid a monthly management fee by the Company equal to 5% of the gross revenues of the Second Property.

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

       As of the end of 1998, the Company owns two properties.

Item 2.       Properties
-------       ----------

       On June 30, 1997, the Company purchased 950 Professional Building, a three story office complex consisting of 40,000 square feet, having an address of 950 North Federal Highway, Pompano Beach, Florida (the "Property"). The Company purchased the Property for $2,600,000. The purchase was financed through a purchase money mortgage of $2,080,000 and funds provided through loans by individuals who also own shares in the Company. The mortgage bears interest at 1% above the prime rate, is payable monthly and is collateralized by the property and an assignment of rental income and the leases. During any time the mortgage is outstanding, the seller has the option to convert the mortgage and note to common stock of the Company. Title to the Property was conveyed by a fee simple warranty.

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

       In consideration of services rendered to the Company in connection with the selection and acquisition of the Property, the Company paid Professional Realty and Management Services, Inc. ("PRMS"), an affiliate of the Company, a property acquisition fee of 4% of the purchase price of the Property or $104,000. PRMS will serve as property manager for the Property and be paid a monthly management fee equal to 5% of the gross revenues of the Property.

       On July 10, 1998, the Company purchased Centre Place Professional Park, a one story office complex consisting of Three (3) One Story Buildings totaling 33,062 square feet, having an address of 1495,1497,1499 Forest Hill Blvd. West Palm Beach, Florida. The "Second Property"). The Company purchased the property for $2,320,500. This property was financed through a purchase money mortgage of $1,972,425 and funds provided through loans from individuals who also own shares in the Company. The Mortgage bears interest at 7.25% and is payable monthly and is collateralized by the real property and an assignment of rental income and leases.

       The property consists of 29 rental suites, 25 of which are currently leased to tenants engaged in a variety of business, including financial services, investment banking, publishing computer technology, healthcare services, accounting and law. The suites provide for a combined total of 28,240 square feet of rental area. The Company purchased the Property from a third party, unaffiliated with the Company, that had owned the Property and leased space thereon for the past 6 years.

       In consideration of services rendered to the Company in connection with the selection and acquisition of the Second Property, the seller paid PRMS, an affiliate of the Company, a property acquisition fee of 2% of the purchase price of the Property of $46,410. PRMS will serve as a property manager for the Second Property and will be paid a monthly management fee equal to 5% of the gross revenues of the Second Property.

Expired Commitments to Purchase Office Buildings


       The Company entered into an agreement on October 2, 1996 to purchase the Kendale Gardens Apartments in Miami, Florida.

       During the period October 1996 to June 1997, deposits of $75,000 were paid in contemplation of purchasing this property at a cost of $6,975,000. The purchase was to have been financed by either a private placement or initial public offering of the Company's common stock. In June 1997, these deposits were written off when the Company determined that the purchase of this property would not be completed.

       The Company entered into an agreement on December 20, 1996 to purchase the Spring House Apartments in Tamarac, Florida. The purchase price was to be $16,490,000 with a closing date of February 28, 1997. The Company paid deposits of $175,000 prior to realizing that the purchase of this property would not be completed. In June 1997, these deposits were written off.

       On September 30, 1998, the Company contracted to purchase a one story office complex consisting of 8,200 square feet, in Corpus Christi, Texas for $1,110,000. On September 30, 1998, the Company contracted to purchase a one story office complex consisting of 5,000 square feet in Tamarac, Florida for $1,445,000. Both of these acquisitions have been abandoned at no loss to the Company because the Company was not able to reach satisfactory terms with the seller.

Subsequent Events

       The Company raised $ 15, 900 through the sale of 5,299 shares of the Company's common stock to an accredited investor.

       The Company signed letters of intent for future acquisition of a $394 Million Dollar Portfolio of Apartment Complexes, located in the states of Florida, Colorado, Texas, Utah and Kansas. The construction of these 15 projects are planned to be completed between May 1999, and June 2001. Investment Income Properties of America, Inc. has agreed to take possession of these properties when they are at least 60% leased.

       Beginning March 31, 1999, the Company, pursuant to a Private Placement Memorandum, is attempting to issue 1,250,000 shares of Company common stock for total gross proceeds of $5,000,000. As received, the proceeds from this Private Placement will be used for the repayment of debt , and deposits on properties to be purchased by the Company.


Item 3.       Legal Proceedings
-------       -----------------

       The Company is not involved in any pending litigation.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

       No matters were submitted to a vote of security holders in 1998.

Item 4a.      Executive Officers
--------      ------------------

       The following table sets forth certain information concerning the individuals who constitute the sole executive officers of the Company:

                                                                  First Became
      Name                Age                 Position             an Officer
      ----                ---                 --------             ----------

Fredric B. Layne           48         Chairman of the Board,
                                      President/Treasurer, CEO         1995

Douglas I. Layne           41         Secretary                        1995

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

       Douglas I. Layne is a Secretary of Professional Realty and Management Services, Inc. He has worked for the Company, or its predecessors since 1991.


                                     PART II

Item 5.       Market for the Registrants Common Equity and Related Stockholder
-------       ----------------------------------------------------------------
              Matters
              -------

       The Company's common stock is known as common shares, $.001 par value.

       On December 31, 1998, 2,906,561 shares of the common stock were issued and outstanding.

       On December 31, 1998, there were 42 shareholders of common stock.

       Since commencing operations on January 13, 1995, the Company made no cash distributions to holders of its common shares. No distributions are foreseen for the future at this time.


Item 6.       Selected Financial Data
-------       -----------------------

       Item intentionally left blank.

Item 7.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

       The Company invests primarily in existing residential and commercial properties in the Southeast and Southwestern Regions of the United States. The Company intends to quality as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes. The Company has been capitalized primarily through a limited number of investors through the purchase of units comprised of notes payable, common stock, and warrants. At December 31, 1998 the $1,515,000 owed to these investors was in default for non-payment. Changes in the Company's liquidity and capital resources reflect the inability of management to secure additional equity or debt financing which affects the ability of the Company for acquisitions of properties. Similarly, the lack of positive results from operations reflect decreases in income, and provide further deterioration of the capital base of the Company.

       Liquidity and Capital Resources

       There was a significant change in the Company's liquidity during the year ended December 31, 1998. During 1998, the Company was only able to sell 359,936 shares of its common stock to its investors bringing the total number of shares outstanding to 2,906,561. The total gross proceeds from the shares sold in 1998 was $632,000. With this additional capital, the Company's stockholders deficiency decreased from $(1,260,907) at December 31, 1997 to $(1,014,780) December 31, 1998. Shares were sold through the Company's management to enhance the financial structure of the firm.

       The Company entered into an agreement on October 2, 1996 to purchase the Kendale Gardens Apartments in Miami, Florida. During the period October 1996 to June 1997, deposits of $75,000 were paid in contemplation of purchasing this property at a cost of $6,975,000. The purchase was to have been financed by either a private placement or initial public offering of the Company's common stock. In June 1997, these deposits were written off when the Company determined that the purchase of this property would not be completed.

       The Company entered into an agreement on December 20, 1996 to purchase the Spring House Apartments in Tamarac, Florida. The purchase price was to be $16,490,000 with a closing date of February 28, 1997. The Company paid deposits of $175,000 prior to realizing that the purchase of this property would not be completed. In June 1997, these deposits were written off.

       Beginning March 31, 1999, the Company, pursuant to a Private Placement Memorandum, is attempting to issue 1,250,000 shares of Company common stock for total gross proceeds of $5,000,000. As received, the proceeds from this Private Placement will be used for the repayment of debt , and deposits on properties to be purchased by the Company.

The Company ultimately intends to hold all of its properties without debt. However, the Company will borrow in conjunction with the purchase of properties. The outstanding debt incurred will be repaid when possible from proceeds from the sale of additional shares of Company stock.

       Cash and cash equivalents totaled $40,159 on December 31, 1998 versus $153,552 on December 31, 1997. During the year, the Company did not distribute any return of capital or dividends to shareholders.

       The Company has sustained substantial losses from operations since inception which has resulted in a deterioration in the Company's financial position. This raises substantial doubt about the Company's ability to continue as a going concern. (See Note 2 of the Financial Statements) The Company's independent auditors have qualified their opinion to reflect this uncertainty.

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

       Results of Operations

       The results of the Company's operations for the year December 31, 1998 does include the two properties acquired where the Company relies on rental income generated by the properties for its cash for the payment of operating expenses. The Company has had no other sources of revenue. The Company had a net loss of $4,352,696 in 1998 compared to a loss of $1,201,957 in 1997.

       Rental income increased in 1998 to $611,256 from $203,429 in 1997 due to the Company owning the property purchased in June 1997 for a full twelve months in 1998, and also owning the property purchased in July 1998 for five months.

       Rental expenses increased in 1998 to $552,466 from $196,313 in 1997, for the same reasons.

       Administrative expenses increased $3,209,499 to $4,419,211 in 1998, compared to $1,209,712 in 1997. The increase is due to an increase in compensation expense from granting common stock and stock options of $3,161,823 and an increase in interest and financing costs of $392,135 relating to common stock and warrants issued in connection with the notes payable stockholders in the amount of $370,840, offset by a decrease in commission expenses of $288,000 and a decrease in forfeited deposits of $250,000.

       The Company's other source of income is the investment of its cash and reserves. The Company had an increase in interest income to $7,725 in 1998 from $1,439 in 1997.

The Company is Susceptible to Year 2000 System Risk

       Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. We are in the process of completing a comprehensive review of our computer-based systems to determine if they will be affected by resulting Year 2000 related compliance issues, that is whether those systems have Year 2000 related "computer bugs." So far this review has revealed no material Year 2000 related compliance issues. Because we have purchased most of our computer hardware and software systems within the last four years, we do not expect to be affected by Year 2000 issues because of computer-based systems installed before the problem was recognized. Because most of our systems are relatively new, we do not expect to incur Year 2000 compliance related costs that would be material to us. We are asking for confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant. However, there is no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on us. We are in the process of developing contingency plans to assure the continuation of our operations if these outside vendors, financial institutions or other fail to timely resolve their own Year 2000 compliance issues. We believe we are devoting the necessary resources to timely address all Year 2000 compliance issues over which we have control.


Impact of Inflation.

       The Company does not believe that inflation had any significant impact on the operation of the Company in 1998. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be more than offset by increases in rental income. Continued inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.


Item 8.       Financial Statements and Supplementary Data
-------       -------------------------------------------

       The Financial Statements of the Company required to be included in this item are set forth in item 12 of this report and are hereby incorporated herein by reference.

                                    PART III

Item 9.       Directors and Executive Officers of the Company
-------       -----------------------------------------------

       The following table sets forth the names and position with the Company of the executive officers and directors of the Company as of March 31, 1999

                       Name                      Position
                       ----                      --------
               Fredric B. Layne               Director,Chairman of the Board,
                                              President and Treasurer
               Douglas Layne                  Secretary
               Winston McLean                 Director
               Ela Meireles                   Director
               Richard Hewitt III             Director
               Annie Bentancourt              Director
               Richard Arthur                 Director
               Pedro J. Martinez-Fraga        Director
               Carl R. Walston                Director

Item 10.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------

                  Name of            Shares Beneficially        Option
              Beneficial Owner              Owned               Shares                 Position
              ----------------              -----               ------                 --------
  1.      Fredric B. Layne                                         2,500      Director, Chairman of the
                                                                              Board, President

  2.      FEP Worldwide                     16,000                16,000      Fredric Layne, Chairman of the Board,
                                                                              President

  3.      Douglas Layne                                            2,500      Secretary

  4.      Yellowin Holdings, Inc.          140,000               140,000      Winston McLean, President
                                                                              Director

  5.      P J Land Corp.                    24,000                24,000      Pablo Corredor, President,
                                                                              stock holder

  6.      Walter Gassner                    50,000                            Stock holder

                                                Other Shares Issued
                                                -------------------

                  Name of             Beneficial Shares      Option Shares
              Beneficial Owner              Owned                Owned                 Position
              ----------------              -----                -----                 --------
  1.      Atlas, Pearlman, Trop             15,000                15,000      Provides legal
          & Borkson, PA                                                       services to Company

  2.      M.A. Gillespie                                           5,000      Underwriter for Investment Corp.
                                                                              Company

  3.      E. Robert Miller                                         7,500      Independent Consultant

  4.      B & B Ltd.                                             500,000      Fredric B. Layne, President

  5.      The Pink Rose, Inc.              300,000               100,000      Edythe Layne, President

  6,      D.F. Green, Inc.                 500,000               250,000      Douglas Layne, President

  7.      Nepo Won, Corp.                   50,000               100,000      Keith Seidler, Stockholder

  8.      Dr. Nelson Adams                 258,000               108,000      Stockholder

  9.      Ela Meireles                                            50,000      Director, Stockholder

 10.      James Black                                             50,000      Stockholder

                                          Non-Compensation Stock Holders
                                          ------------------------------

                  Name of             Shares Beneficial
                  -------             -----------------
              Beneficial Owner              Owned                               Position
              ----------------              -----                               --------
1.        FEP Worldwide                  1,000,000         Fredric B. Layne, Chairman of the Board
                                                           President and Director

2.        The Pink Rose, Inc.              300,000         Edythe Layne, President, mother of
                                                           Fredric Layne and Douglas Layne

3.        D.F. Green, Inc.                 500,000         Douglas Layne, President, brother of
                                                           Fredric B. Layne, son of Edythe Layne

4.        Nepo Won, Corp.                  100,000         Keith Seidler, President, Shareholder

5.        Robert Miller                      2,500         Independent Consultant

6.        Yellowin Holdings, Inc.          250,000         Winston McLean, President and Director

Item 11.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

       In 1997, the Company has entered into a management agreement with Professional Realty and Management Services, Inc. (PRMS), whereby PRMS will manage all properties acquired by the Company for a monthly fee of 5% of monthly gross revenues of the properties. In addition, the Company will reimburse PRMS for its expenses, including salaries and related over-head expenses, associated with accounting and financial reporting services rendered by PRMS under the property management agreements. PRMS is 60% owned by FEP Worldwide Industries, Inc. whose owner is an officer of the Company. The Company incurred $28,728 and $10,815 in management fees during 1998 and 1997, respectively.

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

A director, who is also a stockholder of the Company, provides acquisition services to the Company. The total fees charged were $7,715 in 1997.

Item 12       Exhibits and Financial Statement Schedules.
-------       -------------------------------------------

       (a)    Documents filed as part of the report

              1.      Financial Statements
                      Independent Auditors Reports of Rachlin Cohen & Holtz (included as page F-1 of this report)

                      Balance Sheets
                      December 31, 1998

                      Statement of Operations
                      Years ended December 31, 1998 and 1997.

                      Statements of Stockholders' Equity Years ended December 31, 1998 and 1997.

                      Statements of Cash Flows
                      Years ended December 31, 1998 and 1997.

                      Notes to Financial Statements

              2.      Financial Statements Schedule

                      All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

              3.      Exhibits

                      Incorporated herein by reference are the exhibits listed under "Index to Exhibits."

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 1999.

                                                INVESTMENT INCOME PROPERTIES OF
                                                AMERICA, INC.


                                                By:  ______________________
                                                      Fredric B. Layne
                                                      President

                                                By:  ______________________
                                                      Douglas I. Layne
                                                      Secretary

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

Signatures                                         Capacity                                       Date
----------                                         --------                                       ----

__________________________                  Chairman of the Board
Fredric B. Layne                            Director, President & Treasurer                  March 31, 1999

--------------------------
Dr. Winston Mclean                          Director                                         March 31, 1999

--------------------------
Ela Meireles                                Director                                         March 31, 1999

----------------------
Richard Hewitt III                          Director                                         March 31, 1999

--------------------------
Annie Betancourt                            Director                                         March 31, 1999

--------------------------
Richard Arthur                              Director                                         March 31, 1999

--------------------------
Pedro. J. Martinez-Fraga                    Director                                         March 31, 1999

--------------------------
Carl R. Walston                             Director                                         March 31, 1999

                                INDEX TO EXHIBITS
                                -----------------

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

   10.7 Registrar, Transfer Agent and Disbursement Agent Agreement between the Company and American Stock & Transfer.*

* to be filed by amendment

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.



                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------




                                                                      PAGE
                                                                      ----



REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F-1 to F-2


FINANCIAL STATEMENTS

   Balance Sheet                                                      F-3

   Statements of Operations                                           F-4

   Statements of Stockholders' Deficiency                             F-5

   Statements of Cash Flows                                           F-6

   Notes to Financial Statements                                  F-7 to F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors
Investment Income Properties of America, Inc.
Fort Lauderdale, Florida


We have audited the accompanying balance sheet of Investment Income Properties of America, Inc. as of December 31, 1998, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Income Properties of America, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,352,696 for the year ended December 31, 1998, and as of that date, the Company's liabilities exceeded its assets by $1,014,780. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
March 25, 1999

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Investment Income Properties of America, Inc.

We have audited the accompanying statement of operations, stockholders' equity and cash flows of Investment Income Properties of America, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Investment Income Properties of America, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,201,157 for the years ended December 31, 1997, and as of that date, the Company's liabilities exceeded its assets by $1,260,907. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  GRANT THORNTON LLP

Fort Lauderdale, Florida
February 20, 1998

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1998

                                   ASSETS
                                   ------

Rental Properties                                                   $ 4,790,150
Cash and Cash Equivalents                                                40,159
Due from Affiliate                                                        9,008
Other Assets                                                             10,225
                                                                    -----------
                                                                    $ 4,849,542
                                                                    ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                  ----------------------------------------

Liabilities:
    Mortgage notes payable                                          $ 3,994,792
    Notes payable - stockholders                                      1,515,000
    Accounts payable and accrued expenses                               285,393
    Notes payable to affiliate                                           34,500
    Deferred revenue                                                     10,457
    Tenant deposits                                                      24,180
                                                                    -----------
       Total liabilities                                              5,864,322
                                                                    -----------

Commitments, Contingencies,Subsequent Events, and Other Matters              --

Stockholders' Deficiency:
    Common stock, $.001 par value; 100,000,000 shares authorized;
       2,906,561 shares issued and outstanding                            2,907
    Additional paid-in capital                                        5,301,976
    Deficit                                                          (6,319,663)
                                                                    -----------
       Total stockholders' deficiency                                (1,014,780)
                                                                    -----------
                                                                    $ 4,849,542
                                                                    ===========

                       See notes to financial statements.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998            1997
                                                         ----            ----
Revenue:
    Rental income                                    $   611,256    $   203,429
    Interest income                                        7,725          1,439
                                                     -----------    -----------
                                                         618,981        204,868
                                                     -----------    -----------

Rental Expenses:
    Interest                                             213,185         69,807
    Depreciation                                          84,653         34,688
    Utilities                                             71,387         21,571
    Property taxes                                        71,254         35,789
    Repairs and maintenance                               57,676         14,705
    Other                                                 54,311         19,753
                                                     -----------    -----------
                                                         552,466        196,313
                                                     -----------    -----------

Administrative Expenses:
    Salaries personnel                                   112,425         72,759
    Professional fees                                     93,146        121,222
    Other                                                127,205        483,254
    Interest and financing costs                         490,452         98,317
    Common stock and options issued for services       3,595,983        434,160
                                                     -----------    -----------
                                                       4,419,211      1,209,712
                                                     -----------    -----------

Net Loss                                             $(4,352,696)   $(1,201,157)
                                                     ===========    ===========

Net Loss Per Share                                   $     (2.83)   $     (5.79)
                                                     ===========    ===========

                       See notes to financial statements.
                                       F-4

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                     Additional
                                               Common Stock           Paid-In
                                             Shares      Amount       Capital         Deficit          Total
                                             ------      ------       -------         -------          -----
Balance at December 31, 1996                 109,800   $         1   $    22,399   $  (765,810)   $  (743,410)

Year Ended December 31, 1997:

    Sale of common stock                     264,325           123       249,377            --        249,500

    Stock options granted for services            --            --       434,160            --        434,160

    Net loss                                      --            --            --    (1,201,157)    (1,201,157)
                                         -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1997                 374,125           124       705,936    (1,966,967)    (1,260,907)

Year Ended December 31, 1998:

    Sale of common stock and options
       exercised                             359,936           610       631,390            --        632,000

    Common stock issued for services       2,172,500         2,173     2,622,827            --      2,625,000

    Stock options granted for services            --            --       970,983            --        970,983

    Common stock and warrants issued
        in connection with debt                   --            --       370,840            --        370,840

    Net loss                                      --            --            --    (4,352,696)    (4,352,696)
                                         -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1998               2,906,561   $     2,907   $ 5,301,976   $(6,319,663)   $(1,014,780)
                                         ===========   ===========   ===========   ===========    ===========

                       See notes to financial statements.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                1998            1997
                                                                                ----            ----
Cash Flows from Operating Activities:
    Net loss                                                               $(4,352,696)   $(1,201,157)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation                                                           84,653         34,688
         Common stock and stock options issued for services                  3,595,983        434,160
         Common stock and warrants issued in connection with debt              370,840             --
         Write off of financing costs                                           34,949             --
         Changes in operating assets and liabilities:
            Decrease in other assets                                            (9,438)        (1,621)
            Decrease in due from affiliates                                     (1,958)        (7,050)
            Increase (decrease) in accounts payable and accrued expenses       (14,432)       163,693
            Increase in deferred revenue                                        10,457             --
            Increase in tenant deposits                                         24,180             --
                                                                           -----------    -----------
                 Net cash used in operating activities                        (257,462)      (577,287)
                                                                           -----------    -----------

Cash Used in Investing Activities:
    Purchase of rental properties                                             (363,903)      (483,716)
                                                                           -----------    -----------
                 Net cash used in investing activities                        (363,903)      (483,716)
                                                                           -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from sale of common stock                                         632,000        249,500
    Payments on mortgage notes                                                 (29,028)       (28,605)
    Proceeds from notes payable -stockholders                                       --        882,500
    Payments on notes payable - stockholders and affiliates                    (95,000)       (22,500)
    Proceeds from notes payable to affiliate                                        --        104,000
                                                                           -----------    -----------
                 Net cash provided by financing activities                     507,972      1,184,895
                                                                           -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                          (113,393)       123,892

Cash and Cash Equivalents, Beginning                                           153,552         29,660
                                                                           -----------    -----------

Cash and Cash Equivalents, Ending                                          $    40,159    $   153,552
                                                                           ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                               $   337,094    $    64,252
                                                                           ===========    ===========
    Cash paid during the period for income taxes                           $        --    $       787
                                                                           ===========    ===========

                       See notes to financial statements.
                                       F-6

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

             Investment Income Properties of America, Inc. (the "Company") was incorporated on January 4, 1995. The Company was formed for the purpose of becoming a qualified real estate investment trust
             (REIT). A REIT must meet certain criteria set forth in Code Section 856 of the Internal Revenue Code. At December 31, 1998, the Company had not yet achieved certain of the criteria relating to number of stockholders and personal holding company status. The Company invests primarily in rental apartment and commercial buildings.

         Cash and Cash Equivalents

             For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         Rental Properties

             Rental properties are stated at cost, less accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred. Any gain or loss on disposition of assets is recognized currently.

         Revenue Recognition

             The Company leases its commercial properties pursuant to operating leases with terms generally of three years with an option to renew for an additional two years. Rental income is recognized when earned, which approximates recognition using the straight-line method over the related lease term At December 31, 1998, leases in effect provide for annual rentals aggregating approximately $850,000.

         Concentration of Credit Risk

             Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents.

             From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. The Company maintains its cash with a high-quality financial institution that the Company believes limits this risk.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

             The Company expects to operate as and will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT that complies with the provisions of the Code and distributes at least 95% of its taxable income to its stockholders does not pay Federal income taxes on its distributed income. If the Company complies with the provisions of the Code, it will also be exempt from income taxes in the State of Florida for its distributed income. Accordingly, the Company does not expect to provide for Federal or Florida income taxes on its distributed income. Until such time as the Company achieves REIT status, it will continue to be treated for income tax purposes as a C Corporation.

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

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 1998 and 1997 were not material.

         Offering Costs

             During 1997, the Company incurred costs of $34,949 in connection with a proposed initial public offering ("IPO") of Company equity securities. During 1998, the Company decided not to pursue an IPO currently and expensed these amounts.

         Fair Value of Financial Instruments

             The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash, debt, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

             The fair value of debt instruments has been estimated by using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments. At December 31, 1998, the differences between estimated fair value and the carrying value of debt instruments were not material.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition of the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

         Reclassifications

             Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.


NOTE 2.  BASIS OF PRESENTATION

         Going Concern

             The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, the Company has generated little revenue to date and incurred substantial operating losses.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 2.  BASIS OF PRESENTATION (Continued)

         Going Concern (Continued)

             As reflected in the accompanying financial statements, the Company has incurred net losses of approximately $4,353,000 in 1998 and $1,201,000 in 1997, and reflects a stockholders' deficiency of approximately $1,015,000 as of December 31, 1998. Additionally, from time to time the Company has been unable to make principal and interest payments on notes payable to stockholders on a timely basis and, consequently, is in default on those obligations (see
             Note 4). These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

             Management's plans with regard to this matter encompass the following actions:

         Business Plan

             The Company has adopted, and is in the process of implementing, a business plan intended to define the Company's strategy for growth. The Company continues to seek additional rental properties to acquire pursuant to that business plan; see Note 12 regarding a series of letters of intent to purchase 15 residential rental complexes signed on March 10, 1999. Additionally, the Company has and will continue to take steps to reduce operating losses and net cash used in operating activities.

         Subsequent Financing

             In order to achieve its financial plan, the Company is seeking additional funding, which may consist of debt, equity or a combination thereof. Beginning March 31, 1999, the Company, pursuant to a private placement memorandum, is attempting to issue 1,250,000 shares of Company common stock at $4 per share to accredited investors for total maximum gross offering proceeds of $5,000,000. If the Company is unable to obtain this or other funding, the Company will be required to modify its current business plan. There can be no assurance that the Company will be able to obtain such additional funding.

         Summary

             The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 3.  RENTAL PROPERTIES

                                                       Estimated Useful
                                                         Lives (Years)
                                                         -------------
         Land                                                  -               $   490,004
         Buildings                                            39                 4,410,040
         Other                                                5-7                   11,921
                                                                               -----------
                                                                                 4,911,965
         Less accumulated depreciation                                             121,815
                                                                               -----------
                                                                                $4,790,150
                                                                               ===========

NOTE 4.  NOTES PAYABLE TO STOCKHOLDERS

         During 1995, 1996 and 1997, the Company received approximately $1,585,000 through the issuance of notes payable to investors. As of December 31, 1998, approximately $70,000 of these notes payable have been repaid or settled. These notes bear interest at the rate of 8% per annum, with principal and accrued interest, if any, payable upon the earlier of December 31, 1998 or upon the receipt by the Company of gross proceeds in the aggregate amount of not less than $10,000,000 from the public offering of the Company's securities. As of December 31, 1998, the remaining $1,515,000 of notes are all due to be repaid. The Company is not in a position to repay these loans until such time as it is able to secure additional financing, either debt or equity. As a result, these notes payable are currently in default.

         In connection with the issuance of these notes, these investors received 262,000 shares of common stock and warrants to purchase an additional 262,000 shares of Company common stock for $2.00 per share. The warrants are exercisable at any time up to three years after the date of an initial public offering of the Company's capital stock. The common stock was valued at $2 per share, the estimated fair value. The warrants were valued at $.54 per warrant as determined using a binomial pricing model (see Note 9). The stock and warrants issued were recorded as a discount on the debt and were amortized over the life of the debt, eighteen months, through December 31, 1998.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 5.  MORTGAGE NOTES PAYABLE

        On June 30, 1997, the Company purchased an office building in Pompano
        Beach, Florida for $2,600,000 financed through a purchase money mortgage of $2,060,000. The mortgage bears interest at 1% above the prime rate
        (8.75% at December 31, 1998), is payable monthly in installments of
        $14,398 with all unpaid principal and interest due July 10, 2004, and is collateralized by the property and an assignment of all rents and leases associated with the property. During any time the mortgage is outstanding, the seller has the option to convert the mortgage note to common stock of the Company. The mortgagor would receive the number of shares of common stock valued at market value at the time of conversion equivalent to $2,700,000. Any discount resulting from conversion by the mortgagor will be recorded in the Company financial statements as a charge to earnings at the time the conversion takes place. In addition, the note contains a prepayment clause whereby the mortgagee can prepay the mortgage either in cash or common stock, as directed by the mortgagor within 90 days notice. In the event the mortgagor chooses to accept stock as payment for the mortgage note, the mortgagor will receive Company common stock with a market value of $2,700,000 at the time of early repayment. Any discount resulting from an early repayment will be recorded in the Company financial statements as a charge to
        earnings at the time the mortgage note is paid in full.                                         $2,031,813

        On July 10, 1998, the Company purchased an office building in West Palm
        Beach, Florida for $2,320,500. The purchase was financed through a purchase money mortgage of $1,972,425 and funds provided through loans by individuals who also own shares of the Company common stock. The mortgage bears interest at 7.25%, is payable monthly in installments of
        $14,257 with all unpaid principal and interest due August 10, 2005, and is collateralized by the property and an assignment of all rents and
        leases associated with the property.                                                             1,962,979
                                                                                                      ------------
                                                                                                        $3,994,792
                                                                                                      ============

         The aggregate maturities of mortgage notes payable at December 31, 1998 are summarized as follows:
           1999                                                                                         $   50,847
           2000                                                                                             54,694
           2001                                                                                             58,875
           2002                                                                                             63,355
           2003                                                                                             68,307
           Thereafter                                                                                    3,698,694
                                                                                                        ----------
                                                                                                        $3,994,792
                                                                                                        ==========

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 6.  DEPOSITS

         During 1997, the Company, for various reasons, decided not to move forward on two commitments to purchase property. As a result, $235,000 of deposits were forfeited and charged against earnings in 1997 in the accompanying financial statements.


NOTE 7.  RELATED PARTY TRANSACTIONS

         During 1998, the Company issued 1,800,000 shares of common stock and options to purchase 850,000 shares of common stock for $2.00 per share to certain related parties in exchange for various consulting services performed in connection with establishing the Company. These common shares and options have been recorded in these financial statements as consulting fees in the amount $2,542,500.

         The Company has entered into a management agreement with Professional Realty and Management Service ("PRMS") for a term of five years commencing in June 1997, whereby PRMS will manage all properties acquired by the Company for a monthly fee of 5% of monthly gross revenues of the properties. In addition, the Company will reimburse PRMS for its expenses, including salaries and related overhead expenses, associated with accounting and financial reporting services rendered by PRMS under the property management agreements. A majority interest of PRMS is owned by a stockholder and officer of the Company. The Company incurred $28,728 and $10,815 in management fees during 1998 and 1997, respectively.

         The Company has also entered into a property acquisition/disposition agreement under which PRMS will act as an exclusive real estate broker in connection with the Company's purchase and sales of property. PRMS will be entitled to a fee from the Company in an amount which is in accordance with the then current industry standard; provided, however, that if PRMS's fee on any such purchase and sale is less than 2% of the purchase or sale price of a property being purchased or sold by the Company, the Company will pay to PRMS such amount as is necessary for PRMS's commission on such purchase or sale to be 2% of the sale or purchase price of the property being sold or purchased. The Company paid $104,000 in commission in the form of a note to PRMS in connection with the acquisition of an office building during 1997. In 1998, the commission due PRMS of $46,410 in connection with the acquisition of an office building was paid by the seller.

         The Company has entered into an advisory agreement with F&P Realty Advisors, Inc. ("F&P") for a term of five years commencing in 1997, whereby F&P will seek to obtain, investigate, evaluate and recommend property investment opportunities for the Company as well as administer the day-to-day operations of the Company. F&P is controlled by a stockholder of the Company. F&P will receive an annual Asset Management Fee, based upon the ratio of Funds from Operations to Total Contributions, as defined ("Return Ratio"), of between 0.1% and 0.25% of Total Contributions.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 7.  RELATED PARTY TRANSACTIONS (Continued)

         The percentage used to determine the Asset Management Fee will be 0.1% if the Return Ratio for the preceding calendar quarter is 6% or less, 0.15% if the Return Ratio for the preceding calendar quarter is more than 6% but less than 8%, and 0.25% if the Return Ratio for the preceding calendar quarter is more than 8%. "Funds from Operations" is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property, plus depreciation of real property, and after adjustments for significant non-recurring items and unconsolidated partnerships and joint ventures, if any. "Total Contributions" is defined as the gross proceeds from the sale of the Company's capital stock. Through December 31, 1998, no asset management fee has been earned under this agreement.


NOTE 8.  INCOME TAXES

         As discussed in Note 1, the Company expects to be exempt from Federal and Florida income taxes for any future distributed profits provided that it meets the required tests.

         The accumulated losses from inception through the year ended December 31, 1996 of $765,810, contain certain organizational and start-up costs that are ordinarily required to be capitalized and amortized for tax purposes.

         In June 1997 and 1998, the Company purchased office buildings that have generated rental income for the Company. As a result, the Company is considered to be operational and, therefore, organizational and start-up costs are being amortized for tax purposes over 5 years commencing in June 1997. Other temporary differences consist of depreciation, related party interest, common stock and stock options issued for services and the net operating loss carry forward. No deferred taxes have been recorded for these temporary differences since a 100% valuation allowance was applied because it is more likely than not that the related deferred tax assets will not be realized.

         Significant components of the Company's deferred tax assets as of December 31, 1998 are as follows:

        Benefit of net operating loss carryforwards               $  340,000
        Restricted common stock for services                         957,000
        Start up costs                                               170,000
        Valuation allowance                                       (1,467,000)
                                                                  ----------
           Net deferred tax asset                                 $        -
                                                                  ==========
                                      F-14

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 8.  INCOME TAXES (Continued)

         The following table reconciles the income tax provision (benefit) at the U.S. statutory rate to that in the financial statements:

                                                     1998             1997
                                                     ----             ----

        Taxes (benefit) computed at 37%            $(1,610,000)     $(444,000)
        Permanent differences                          358,000        180,000
        Start up costs                                 (57,000)       (57,000)
        Valuation allowance                          1,309,000        321,000
                                                   -----------      ---------
        Income tax provision                       $         -      $       -
                                                   ===========      =========

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred on August 1, 1998. As a result, based upon the amount of the taxable loss incurred to December 31, 1998 (approximately $920,000), the Company estimates that an annual limitation of approximately $102,000 will apply to approximately $774,000 of the net operating loss carry forward existing as of December 31, 1998. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in the ownership of the Company.


NOTE 9.  STOCK OPTIONS

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the estimated market price of the Company's common stock at the date of grant, over the amount the recipient must pay to acquire the common stock. As of December 31, 1998, the Company has not granted any options to employees.

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

         The Company has granted stock options to various consultants which are classified as non-qualified, and are not part of an Employees' Incentive Stock Option Plan. The Company has adopted the provisions required under SFAS 123, Accounting for Stock Based Compensation.

         The exercise price of options granted by the Company equals or exceeds the market price at the date of grant.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 9.  STOCK OPTIONS (Continued)

         The fair value of each option grant is estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions: dividend yield of 0.0 percent for all years; expected volatility of 20 percent; risk-free interest rates of 6.0% in 1998 and 5.9% in 1997; and expected holding periods of 3 years in both periods.

         Consulting expense of $ 970,983 and $434,169 has been recognized and charged to earnings in 1998 and 1997, respectively.

         A summary of the status of the Company's fixed stock options as of December 31, 1998 and 1997, and changes during the years ending as of those dates is as follows:

                                                                     1998                                1997
                                                       ---------------------------------    -------------------------------
                                                                         Weighted-                           Weighted-
                                                                          Average                             Average
                                                          Shares       Exercise Price         Shares       Exercise Price
                                                          ------       --------------         ------       --------------
         Outstanding at beginning of year                   998,700        $1.98                103,500        $1.93
         Granted                                          2,148,300        $2.00                895,200         2.00
         Exercised                                           (2,500)           -                      -            -
                                                         ----------                          ----------
         Outstanding at end of year                       3,144,500        $2.00                998,700        $1.98
                                                         ==========        =====             ==========        =====

         Options exercisable at end of year               3,144,500                             998,700
                                                          =========                             =======

         Weighted-average fair value of
            options granted during the year                   $.45                                 $.54
                                                              ====                                 ====


NOTE 10. NET LOSS PER SHARE

         The Company adopted Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" in 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

         Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common stock equivalents in the weighted average shares outstanding, has not been presented as it is anti-dilutive in 1998 and 1997.

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 10. NET LOSS PER SHARE (Continued)

         The components used in calculating basic net loss per share are as follows:

                                                Weighted
                                                 Average              Loss
                               Net Loss          Shares            Per Share
                               --------          ------            ---------

           1998               $(4,352,696)       1,539,260           $(2.83)
           1997                (1,201,157)         207,437            (5.79)


NOTE 11. YEAR END ADJUSTMENTS

         During the fourth quarter of the year ended December 31, 1998, the Company recorded certain adjustments that are considered material to the operating results of the fourth quarter. The following is an analysis of these adjustments:

                                                                                                (Increase) Decrease
                                                                                                    in Net Loss
                                                                                                    -----------
         Adjustment of interest expense                                                                 $(127,000)
         Write off to expense of offering costs                                                           (34,000)
         Recognition of common stock and options issued for services                                   (3,550,000)
         Recognition of common stock and warrants issued in connection
            with debt                                                                                    (371,000)
         Other                                                                                            100,000
                                                                                                    -------------
         Total                                                                                        $(3,982,000)
                                                                                                    =============
         Per Share                                                                                        $(2.69)
                                                                                                          ======

NOTE 12. SUBSEQUENT EVENTS

         On March 10, 1999, the Company signed a series of letters of intent to purchase 15 residential rental complexes in five states throughout the Southeast and Southwest United States. Each commitment ranges from $19 million to $34 million for a total of $394 million, to be paid for all 15 complexes. The complexes, which are all being developed by one company, are expected to be completed between May 1999 and June 2001. The Company has committed to acquire each property once the property is at least 60% leased.