Form 10QSB
period 1999-03-31
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1999-06-01
CIK 939659

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB


(Mark One)

     [ X ]    Quarterly Report Section 13 or 15(d) of the Securities Exchange
Act of 1934
For quarterly period ended __________March 31, 1999____________________________

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

Yes XX      No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           2,948,693 shares of outstanding stock as of March 31, 1999
           ---------

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
                  ---------------------------------------------

                                      INDEX
                                      -----

Part I                                  FINANCIAL INFORMATION                                Page
------                                  ---------------------                                ----

                 Item 1                 Financial Statements

                                        Balance Sheets as of March 31, 1999
                                         (Unaudited) and
                                        December 31, 1998 ....................................3

                                        Statements of Operations for the three
                                         Months ended March 31, 1999
                                         And 1998 (Unaudited) ................................4

                                        Statements of Cash Flows for the three
                                         Months ended March 31, 1999
                                         And 1998 (Unaudited).................................5

                                        Notes to Financial Statements (Unaudited) ............6

                 Item 2                 Management's Discussion and Analysis of Financial
                                         Condition and Results of Operations..................7

Part II                                 OTHER INFORMATION
-------                                 -----------------

                 Item 6                 Exhibits Index and Reports............................10

                                        Signatures ...........................................11

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                 March 31, 1999

                                     Assets


                                                                March 31, 1999             Dec. 31, 1998
                                                                --------------             -------------

Cash and cash equivalents                                        $   14,477                 $   40,159
Income receivable                                                       814                          -
Due from affiliate                                                   13,179                      9,008
Prepaid Expenses                                                      1,096                          -
                                                                ------------              --------------
Total current assets                                                 29,566                     49,167

Property, plant and equipment, net                                4,758,285                  4,790,150

Other assets
        Deferred offering costs                                       6,642                     10,225
                                                                ------------              --------------

        Total assets                                             $4,794,493                 $4,849,542
                                                                ============              ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Accounts payable and accrued expense                             $  352,485                 $  320,030
Mortgage notes payable-current portion                               51,787                     50,846
Notes payable to related parties                                  1,512,000                  1,515,000
Note payable to affiliate                                            34,500                     34,500
                                                                ------------              --------------
Current total liabilities                                         1,950,772                  1,920,376
                                                                ------------              --------------

Mortgage notes payable net of current portion                     3,930,831                  3,943,946
                                                                ------------              --------------

Commitments and contingencies                                             -                          -

Stockholders' deficit
        Common stock - $.001 par value, 100,000,000
           Shares authorized,2,948,693 and 2,906,561 shares
           Issued and outstanding                                     2,908                      2,907
        Additional paid-in-capital                                5,354,008                  5,301,976
        Accumulated deficit                                      (6,444,026)                (6,319,663)
                                                                ------------              --------------

        Total stockholders' deficit                              (1,087,110)                (1,014,780)
                                                                ------------              --------------

        Total liabilities and stockholders' deficit             $ 4,794,493                $ 4,849,542
                                                                ============              ==============



                  Investment Income Properties of America, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                            Three Months Ended
                                                                               March 31,

                                                                1999                                 1998
                                                                ----                                 ----

  Revenue
        Rental Income                                        $   201,259                        $  109,794


Expenses
        Selling, general and administrative                      220,590                           141,923
                                                             ------------                       -----------

Income (Loss) from operations                                    (19,331)                          (32,129)

Interest Expense                                                 105,377                            70,134

Interest Income                                                     (345)                           (1,243)
                                                             ------------                       -----------

           Loss before income taxes                             (124,363)                         (101,020)
                                                             ============                       ===========

Income taxes                                                           -                                 -
                                                             ------------                       -----------

            Net loss                                         $  (124,363)                       $ (101,020)
                                                             ============                       ===========

Weighted average shares outstanding                            2,920,605                           389,541
                                                             ============                       ===========

Net loss per share                                           $      (.04)                       $    (2.59)
                                                             ============                       ===========






                  Investment Income Properties of America, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31

                                                                    1999                    1998
                                                                    ----                    ----
Cash flows from operating activities:
         Net loss                                               $ (124,363)             $ (101,020)
         Adjustments to reconcile net loss to net cash
         Used in operating activities:
             Depreciation expense                                   31,865                  16,890


         Changes in operating assets and liabilities
             Decrease in other assets                                3,583                       -
            (Increase) decrease in prepaid expenses                 (6,081)                      -
             Increase (decrease) in accounts payable and
             Accrued expenses                                      (32,455)                (10,555)
             Decrease in Due from Affiliate                              -                   5,829
                                                                ------------            -------------
             Net cash used in operating activities                 (62,541)                (88,856)

Cash flows used in investing activities:
         Purchase of equipment                                           0                       0


             Net cash used in investing activities                       0                       0

Cash flows from financing activities:
         Repayment of principal on mortgage note                   (12,174)                 (4,760)
         Proceeds from notes payable to related parties             (3,000)                      0
         Proceeds from issuance of stock                            52,033                  47,500
         Repayment of note payable to related party                      -                  20,000
                                                                ------------            -------------
                                                                    36,859                  62,740

Net increase (decrease) in cash and cash equivalents               (25,682)                (66,116)

Cash and cash equivalents at beginning of period                $   40,159              $  153,552
                                                                ============            =============

Cash and cash equivalents at end of period                      $   14,477              $   87,436
                                                                ============            =============
Supplemental information:
         Cash paid during the period for:
             Interest                                           $  105,377              $   70,134
                                                                ============            =============
             Income taxes                                       $        -              $        -
                                                                ============            =============

                  Investment Income Properties of America, Inc.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE A- BASIS OF PRESENTATION
-----------------------------

           The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

            The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended December 31, 1998.

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

            As of March 31, 1999, there were 2,948,693 outstanding shares, of which 737,193 or 25% were owned by the investors and 2,216,500 or 75% were owned by other stockholders (including certain officers and directors of the Company).

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

            Results of Operations for the Three Months Ended March 31, 1998 and 1997

            For the three months ended March 31, 1999, the Company had a net loss of $88,230 compared to a net loss of $101,020 for the same period in 1998.

            Interest income decreased $898 to $345 for the three months ended March 31, 1999, compared to $1,243 for the same period in 1998, primarily due to an decrease in cash invested in interest bearing accounts as a result of cash flow needs.

            Interest expense increased $35,243 to $105,377 for the three months ended March 31, 1999, compared to $70,134 for the same period in 1998, primarily due to an increase in loans from related parties and mortgage payments related to a second property.

            General and administrative expenses were $184,457 for the three months ended March 31, 1999, compared to $141,923 for the same period in 1998, primarily due to professional fees incurred for accounting and legal services.

Liquidity and Capital Resources

            The Company's outstanding indebtedness at March 31, 1999, totaled $5,881,603. This amount included approximately $352,485 of accounts payable, $1,512,000 of unsecured notes payable to related parties, $34,500 of notes payable to affiliate and third party mortgage note payable of $3,982,618.

            At March 31, 1999, the Company had a working capital deficit $1,921,206 as compared to a working capital deficit of $1,871,209 at December 31, 1998. The increase in the working capital deficit was primarily attributable to an increase in accounts payable.

            Net cash used in operating activities was $26,408 for the three months ended March 31, 1999, as compared to cash used in operating activities of $88,856 for the three months ended March 31, 1998. The decrease in cash used in operating activities is primarily attributable to a decrease in other assets as a result of deposits made on potential apartment building acquisitions that were forfeited. Net cash provided by financing activities was $726 for the three months ended March 31, 1999, as compared to net cash provided by financing activities for the three months ended March 31, 1998, of $62,740. The decrease in cash provided by financing activities is primarily attributable to a decrease in funds borrowed from related parties and the issuance of less stock.

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1998, which has resulted in a deterioration in the Company's financial position.

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

            The Company has and will continue to take a number of steps to reduce its operating losses. The Company will continue to increase its efforts in marketing its Private Placement Memorandum of the Company's shares to raise funds. Management believes that as a result of the action stated above, the Company can continue in existence for the next twelve months; however, there is no assurance that such action will be consummated or will eliminate the Company's need for additional capital.

Subsequent Events

       The Company raised $15,900 through the sale of 5,299 shares of the Company's common stock to accredited investors.

       In March 1999 the Company issued 36,833 of Common Stock from treasury to a third party as compensation for the assistance in the funding of the aforementioned Private Placement Memorandum.

          Beginning March 31, 1999, the Company, pursuant to a Private Placement Memorandum, is attempting to issue 1,250,000 shares of Company common stock for total gross proceeds of $5,000,000. As received, the proceeds from this Private Placement will be used for the repayment of debt , and deposits on properties to be purchased by the Company.

          The Company signed letters of intent for future acquisition of a $394 Million Dollar Portfolio of Apartment Complexes, located in the states of Florida, Colorado, Texas, Utah and Kansas. The construction of these 15 projects are planned to be completed between September 1999, and June 2001. Investment Income Properties of America, Inc. has agreed to take possession of these properties when they are at least 60% leased.

         The Company plans to use the funds that are raised from subsequent sales of debt and or equity financing in connection with the above and future acquisitions.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.
-------      ------------------

           The Company is not involved in any pending litigation.

Item 2.      Changes in Securities.
-------      ----------------------

           There have been no materially modified changes this period.

Item 3.      Defaults Upon Senior Securities.
-------      --------------------------------

           There have been no material defaults this period.

Item 4.      Submission of Matters to a Vote of Security Holders.
-------      ----------------------------------------------------

           No matters were submitted to a vote of security holders this period.


Item 5.      Other Information.
-------      ------------------

           No other information to report.


Item 6.      Exhibits and Reports.
-------      ---------------------

           Financial Data Schedule.






                  Investment Income Properties of America, Inc.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                INVESTMENT INCOME PROPERTIES OF
                                                   AMERICA, INC.


__________________________               By:____________________________________
 (Date)                                       Fredric B. Layne
                                              President and CEO