Form 10QSB
period 1999-06-30
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1999-10-12
CIK 939659

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934


                    For quarterly period ended June 30, 1999
                                               -------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


            For the transition period from _________ to _____________


                         Commission File Number 33-95758


                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                             65-0544042
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



950 NORTH FEDERAL HIGHWAY, SUITE 219 POMPANO BEACH, FLORIDA       33062
------------------------------------------------------------    ----------
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

            2,956,818 shares of outstanding stock as of June 30, 1999
            ---------

                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                                      INDEX

                                                                                               PAGE
PART I                  FINANCIAL INFORMATION

           Item 1       Financial Statements

                        Balance Sheets as of June 30, 1999 (Unaudited) and
                          December 31, 1998 .............................................       1

                        Statements of Operations for the six Months ended
                          June 30, 1999 and 1998 (Unaudited).............................       2

                        Statements of Cash Flows for the six Months ended
                          June 30, 1999 and 1998 (Unaudited) ............................       3

                        Notes to Financial Statements (Unaudited) .......................       4

           Item 2       Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ...........................       5

PART II                 OTHER INFORMATION

           Item 6       Exhibits Index and Reports.......................................       7

                        SIGNATURES.......................................................       8



                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                  JUNE 30, 1999


                                                               JUNE 30, 1999    DEC. 31, 1998
                                                               -------------    -------------
                                     ASSETS
Cash and cash equivalents                                       $    13,389      $    40,159
Income Tax receivable                                                   822               --
Due from affiliate                                                    3,726            9,008
Prepaid Expenses                                                      1,096               --
Total current assets                                                 29,033           49,167
                                                                -----------      -----------

Property, plant and equipment, net                                4,726,419        4,790,150

Other assets

        Deferred offering costs                                       5,954           10,225
                                                                -----------      -----------

        Total assets                                            $ 4,761,406      $ 4,849,542
                                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expense                            $   397,985      $   320,030
Mortgage note payable-current portion                                52,745           50,846
Notes payable to related parties                                  1,512,000        1,515,000
Note payable to affiliate                                            34,500           34,500
                                                                -----------      -----------
Total current liabilities                                         1,997,230        1,920,376
                                                                -----------      -----------

Mortgage note payable net of current portion                      3,917,280        3,943,946
                                                                -----------      -----------

Commitments and contingencies                                            --               --

Stockholders' Deficiency
        Common stock - $.001 par value, 100,000,000
          Shares authorized, 2,956,818 and 2,906,561 shares
          Issued and outstanding                                      2,957            2,907
        Additional paid-in-capital                                5,366,459        5,301,976
        Accumulated deficit                                      (6,522,520)      (6,319,663)
                                                                -----------      -----------

        Total stockholders' deficit                              (1,153,104)      (1,014,780)
                                                                -----------      -----------

        Total liabilities and stockholders' deficiency          $ 4,761,406      $ 4,849,542
                                                                ===========      ===========


                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Six Months Ended
                                                          June 30,
                                              ----------------------------
                                                  1999             1998
                                              -----------      -----------
Revenue
      Rental Income                           $   391,630      $   222,043

Expenses

      Selling, general and administrative         385,484          282,496
                                              -----------      -----------

      Gain (Loss) from operations                   5,782          (60,453)

Interest Expense                                  209,448          140,178

Interest Income                                      (808)           3,467)
                                              -----------      -----------

      Loss before income taxes                   (202,858)        (197,164)

Income taxes                                           --               --
                                              -----------      -----------
      Net loss                                $  (202,858)     $  (197,164)
                                              ===========      ===========

Weighted average shares outstanding             2,929,190        1,083,781
                                              ===========      ===========

Net loss per share                            $      (.07)     $      (.18)
                                              ===========      ===========





                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                              Six Months Ended
                                                                   June 30
                                                           ------------------------
                                                              1999           1998
                                                           ---------      ---------

Cash flows from operating activities:
   Net loss                                                $(202,857)     $(197,164)
   Adjustments to reconcile net loss to net cash
   Used in operating activities:
           Depreciation expense                               63,731         33,777

   Changes in operating assets and liabilities
           Decrease in other assets                            4,272             --
           (Increase) decrease in prepaid expenses            (6,036)            --
           Increase (decrease) in accounts payable and
             Accrued expenses                                 77,955        (17,607)
           Decrease in Due from Affiliate                         --          1,920
                                                           ---------      ---------
           Net cash used in operating activities             (63,535)      (146,154)
                                                           ---------      ---------

Cash flows used in investing activities:
   Deposit on Building-Centre Place                                0        (50,000)
                                                           ---------      ---------

           Net cash used in investing activities                   0        (50,000)
                                                           ---------      ---------

Cash flows from financing activities:

   Repayment of principal on mortgage note                   (24,767)        (9,609)
   Proceeds from notes payable to related parties             (3,000)            --
   Proceeds from issuance of stock                            64,532        652,000
   Repayment of note payable to related party                     --        (45,000)
   Repayment of note payable to affiliate                         --        (29,000)
                                                           ---------      ---------
           Net cash provided by financing activities          36,375        568,391
                                                           ---------      ---------

Net increase (decrease) in cash and cash equivalents         (26,770)       372,237

Cash and cash equivalents at beginning of period              40,159        153,552
                                                           ---------      ---------

Cash and cash equivalents at end of period                 $  13,389      $ 525,789
                                                           =========      =========

Supplemental information:
   Cash paid during the year for:
           Interest                                          209,448      $  76,778
                                                           =========      =========
           Income taxes                                    $      --      $      --
                                                           =========      =========



                  INVESTMENT INCOME PROPERTIES OF AMERICA, INC.

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ending June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

            As of June 30, 1999, there were 2,956,818 outstanding shares, of which 745,318 or 25 % were owned by the investors and 2,216,500 or 75 % were owned by other stockholders (including certain officers and directors of the Company).

           On June 30, 1997, The Company purchased 950 Professional Building, a three-story office complex consisting of 40,000 square feet in Pompano Beach, Florida (the "Property"). The Company purchased the Property for $2,600,000. The purchase was financed through a purchase money mortgage of $2,080,000 and funds provided through loans by individuals who also own shares in the Company. The mortgage bears interest at 1% above the prime rate, is payable monthly and is collateralized by the property and assignment of rental income and leases. During any time the mortgage is outstanding, the seller has the option to convert the mortgage and note to common stock of the Company.

            The Property consists of 31 rental suites, 29 of which are currently leased to 29 tenants that are engaged in a variety of businesses, including financial services, investment banking, publishing, computer technology, health care services, accounting and law. The suites provide for a combined total of 26,000 square feet of rentable area. The Company purchased the Property from a third party, unaffiliated with the Company, who had owned the Property and leased office space thereon for the past 28 years. The Company uses one suite on the Property as its corporate headquarters.

            In consideration for services rendered to the Company in connection with the selection and acquisition of the Property, the Company paid Professional Realty and Management Services, Inc. ("PRMS"), an affiliate of the Company, a property acquisition fee of 4% of the purchase price of the Property or $104,000 when the equity for the acquisition of the Property is fully raised. PRMS is serving as property manager for the Property and will earn a monthly management fee equal to 5% of the gross revenues of the Property.

           On July 10, 1998, (the "Company") purchased Centre Place Professional Park, a one story office complex consisting of Three (3) One Story Buildings totaling 33,062 square feet, having an address of 1495, 1497, 1499 Forest Hill Blvd. West Palm Beach, Florida (the "Property"). The Company purchased the property for $2,320,500. This Property will be financed through a purchase money mortgage of $1,972,425 and funds provided through loans by individuals who also own shares in the Company. The Mortgage bears interest at 7.25% and is payable monthly and is collareralized by the property and assignment of rental income and leases.

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

            In consideration of services rendered to the Company in connection with the selection and acquisition of the Property, the Company paid PRMS, an affiliate of the Company, a property acquisition fee of 2% of the purchase price of the Property of $46,410.00. PRMS serves as property manager for the Property and earns a monthly management fee equal to 5% of the gross revenues of the Property.

        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE30, 1999 AND 1998

            For the six months ended June 30, 1999, the Company had a net loss of $202,858 compared to a net loss of $197,164 for the same period in 1998.

            Interest income decreased $2659 to $805 for the six months ended June 30, 1999, compared to $3,467 for the same period in 1998, primarily due to an decrease in cash invested in interest bearing accounts as a result of cash flow needs.

            Interest expense increased $69,270 to $209,448 for the six months ended June 30, 1999, compared to $140,178 for the same period in 1998, primarily due to an increase in loans from related parties and mortgage payments related to a second property.

            General and administrative expenses were $385,848 for the six months ended June 30, 1999, compared to $292,496 for the same period in 1998, primarily due to professional fees incurred for accounting and legal services.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's outstanding indebtedness at June 30, 1999, totaled $5,914,510. This amount included approximately $397,985 of accounts payable, $1,512,000 of unsecured notes payable to related parties, $34,500 of notes payable to affiliate and third party mortgage notes payable of $3,970,025.

            At June 30, 1999, the Company had a working capital deficit $1,968,197 as compared to a working capital deficit of $1,871,209 at December 31, 1998. The increase in the working capital deficit was primarily attributable to an increase in accounts payable.

            Net cash used in operating activities was $63,535 for the six months ended June 30, 1999, as compared to cash used in operating activities of $88,856 for the six months ended June 30, 1998. The decrease in cash used in operating activities was primarily attributable to a decrease in that no purchase of any buildings occurred in the six months ended June 30, 1999. Net cash provided by financing activities was $36,375 for the six months ended June 30, 1999, as compared to net cash provided by financing activities for the six months ended June 30, 1998, of $56,839. The decrease in cash provided by financing activities is primarily attributable to a decrease in the issuance of less stock.

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1998, which has resulted in deterioration in the Company's financial position.

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

SUBSEQUENT EVENTS

       The Company raised $ 12,500 through the sale of 3,125 shares of the Company's common stock to accredited investors during this three month period ended 6/30/99. The Company raised a total of $28,400 through the sale of 8,424 shares of the Company's common stock to accredited investors during the six month period ended 6/30/99.

          Beginning March 31, 1999, the Company, pursuant to a Private Placement Memorandum, is attempting to issue 1,250,000 shares of Company common stock for total gross proceeds of $5,000,000. As received, the proceeds from this Private Placement will be used for the repayment of debt, and deposits on properties to be purchased by the Company.

          The Company had signed letters of intent to acquire a $394 Million Dollar Portfolio of Apartment Complexes, located in the states of Florida, Colorado, Texas, Utah and Kansas. The construction of these 15 projects were planned to be completed between September 1999, and June 2001. Investment Income Properties of America, Inc. agreed to take possession of these properties when they were at least 60% leased. The Company ended talks and cancelled the letters of intent to purchase this portfolio of Apartment Complexes, ending this period whereas the seller and the Company could not come to agreeable terms.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         No other information to report.

ITEM 6.  EXHIBITS AND REPORTS.

         Financial Data Schedule.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INVESTMENT INCOME PROPERTIES OF
                                            AMERICA, INC.

      October 12, 1999                      By:  /s/ Fredric B. Layne
------------------------------                  --------------------------------
           (Date)                               Fredric B. Layne
                                                President and CEO