Form 10QSB/A
period 1999-06-30
INVESTMENT INCOME PROPERTIES OF AMERICA INC
filed 1999-10-12
CIK 939659

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB/A

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

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                  JUNE 30, 1999


                                                               JUNE 30, 1999    DEC. 31, 1998
                                                               -------------    -------------
                                     ASSETS
Cash and cash equivalents                                       $    13,389      $    40,159
Income Tax receivable                                                   822               --
Due from affiliate                                                   13,726            9,008
Prepaid Expenses                                                      1,096               --
Total current assets                                                 29,033           49,167
                                                                -----------      -----------

Property, plant and equipment, net                                4,726,419        4,790,150

Other assets

        Deferred offering costs                                       5,954           10,225
                                                                -----------      -----------

        Total assets                                            $ 4,761,406      $ 4,849,542
                                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expense                            $   397,985      $   320,030
Mortgage note payable-current portion                                52,745           50,846
Notes payable to related parties                                  1,512,000        1,515,000
Note payable to affiliate                                            34,500           34,500
                                                                -----------      -----------
Total current liabilities                                         1,997,230        1,920,376
                                                                -----------      -----------

Mortgage note payable net of current portion                      3,917,280        3,943,946
                                                                -----------      -----------

Commitments and contingencies                                            --               --

Stockholders' Deficiency
        Common stock - $.001 par value, 100,000,000
          Shares authorized, 2,956,818 and 2,906,561 shares
          Issued and outstanding                                      2,957            2,907
        Additional paid-in-capital                                5,366,459        5,301,976
        Accumulated deficit                                      (6,522,520)      (6,319,663)
                                                                -----------      -----------

        Total stockholders' deficit                              (1,153,104)      (1,014,780)
                                                                -----------      -----------

        Total liabilities and stockholders' deficiency          $ 4,761,406      $ 4,849,542
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